Form 10-Q
period 1998-03-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1998-05-15
CIK 1019101

-------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ........... TO ...............

                          REGISTRATION NUMBER 333-37811
                                  ----------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                76-0504002
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

     THREE RIVERWAY, SUITE 1500
           HOUSTON, TEXAS                                77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (713) 627-7474
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  ----------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

   The number of shares of common stock of the registrant outstanding as of May 13, 1998 is 527,778.
         -------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of March 31, 1998 and June 30, 1997     1

   Consolidated Statement of Operations for the three and nine
      months ended March 31, 1998 and 1997                               2

   Consolidated Statement of Cash Flows for the nine months ended
      March 31, 1998 and 1997                                            3

   Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signature                                                               14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          MARCH 31,   JUNE 30,
                                                           1998         1997
                                                         ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ........................   $      99    $     101
    Accounts receivable - trade ......................      37,520       44,662
    Inventories ......................................      24,522       17,926
    Other current assets .............................      15,542       21,157
                                                         ---------    ---------
       Total current assets ..........................      77,683       83,846

Property, plant and equipment, net ...................     229,985      239,959
Investments in land held for sale ....................       2,579        3,886
Investment in and advances to limited partnership ....       3,005        2,969
Goodwill, net ........................................     176,299      179,598
Other assets, net of accumulated amortization ........      13,757       12,748
                                                         ---------    ---------
       Total assets ..................................   $ 503,308    $ 523,006
                                                         =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Bank overdraft ...................................   $   5,247    $  10,157
    Accounts payable - trade .........................      23,017       29,942
    Accrued expenses .................................      10,496       16,917
    Current portion of cash bonus plan ...............       7,811        7,811
    Current portion of long-term debt ................       7,042        6,438
                                                         ---------    ---------
       Total current liabilities .....................      53,613       71,265

Revolving line of credit .............................      22,400       12,000
Long-term debt .......................................     331,408      333,423
Cash bonus plan ......................................      11,723       17,573
Deferred income taxes ................................      63,323       65,959

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000
          voting shares and 100,000 non-voting
          shares authorized, 527,778 voting
          shares issued and outstanding ..............           5            5
    Additional paid in capital .......................      46,264       46,264
    Accumulated deficit ..............................     (18,528)     (15,483)
    Treasury stock, 4000 shares ......................        (400)        --
    Note receivable from ESOP ........................      (6,500)      (8,000)
                                                         ---------    ---------
       Total stockholders' equity ....................      20,841       22,786
         Total liabilities and stockholders'
           equity ....................................   $ 503,308    $ 523,006
                                                         =========    =========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      MARCH 31,                 MARCH 31,
                                               ----------------------    ----------------------
                                                  1998         1997         1998         1997
                                               ---------    ---------    ---------    ---------
Revenues ...................................   $ 113,369    $ 120,529    $ 389,917    $ 367,265
Cost of goods sold .........................      98,430      109,667      334,270      327,559
Depreciation and amortization ..............       7,757        7,635       23,220       23,529
                                               ---------    ---------    ---------    ---------
  Gross profit .............................       7,182        3,227       32,427       16,177

Selling, general and administrative expenses       1,897        1,373        5,080        4,216
                                               ---------    ---------    ---------    ---------
      Income from operations ...............       5,285        1,854       27,347       11,961

Interest expense ...........................      10,041        9,745       30,208       29,159

Other income (expense):
      Loss on disposal of non-plant assets .        (436)
      Other, net ...........................         308          547          740        2,035
                                               ---------    ---------    ---------    ---------
                                                     308          547          304        2,035
      Loss before income taxes
        and extraordinary loss .............      (4,448)      (7,344)      (2,557)     (15,163)

Provision (benefit) for income taxes .......      (1,128)      (2,451)         488       (4,090)
                                               ---------    ---------    ---------    ---------
      Loss before
        extraordinary loss .................      (3,320)      (4,893)      (3,045)     (11,073)

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ......        --          1,456         --          1,456

      Net loss .............................   $  (3,320)   $  (6,349)   $  (3,045)   $ (12,529)
                                               =========    =========    =========    =========
Loss per common share:
        Before extraordinary loss ..........   $   (6.29)   $   (9.27)   $   (5.77)   $  (20.98)
        Extraordinary loss .................        --          (2.76)        --          (2.76)
                                               ---------    ---------    ---------    ---------
                                               $   (6.29)   $  (12.03)   $   (5.77)   $  (23.74)
                                               =========    =========    =========    =========
Weighted average shares outstanding ........     527,778      527,778      527,778      527,778
                                               =========    =========    =========    =========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------     ---------
Cash flows from operating activities:
    Net loss ........................................    $ (3,045)    $ (12,529)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Extraordinary loss ..............................        --           1,456
    Depreciation of fixed assets ....................      18,881        19,097
    Amortization of goodwill and other assets .......       4,339         4,432
    Amortization of debt issue costs, debt
      discount and deferred premium .................       4,386         4,241
    Loss on sale of non-plant assets ................         436          --
    Earnings from limited partnership ...............        (446)         (584)
    Deferred income taxes ...........................      (3,264)       (1,710)
    Change in:
      Accounts receivable ...........................       7,142        (2,712)
      Inventories ...................................      (6,596)      (11,630)
      Other assets ..................................       2,398        (6,075)
      Accounts payable ..............................      (6,414)       (9,700)
      Accrued expenses ..............................      (6,057)        6,140
                                                         --------     ---------
         Net cash provided by (used in)
           operating activities .....................      11,760        (9,574)

Cash flows from investing activities:
    Capital expenditures ............................      (8,907)       (6,552)
    Proceeds from the sale of non-plant assets ......         871         3,132
    Distribution from limited partnership ...........         410           450
    Acquisition of the Company ......................        --        (366,277)
    Proceeds from sale of Predecessor assets ........        --          16,288
                                                         --------     ---------
         Net cash used in investing activities ......      (7,626)     (352,959)

 Cash flows from financing activities:
    Change in bank overdraft ........................      (4,910)       10,661
    Net borrowings under revolver ...................      10,400         3,180
    Proceeds from issuance of long-term debt ........       3,192       398,000
    Payments on long-term debt ......................      (7,900)      (60,609)
    Payment of cash bonus plan ......................      (5,850)       (7,438)
    Debt issuance costs .............................        (568)      (15,538)
    Reduction in note receivable from ESOP ..........       1,500         1,500
    Proceeds from the sale of common stock, net .....        --          33,425
    Organizational costs ............................        --            (521)
                                                         --------     ---------
         Net cash provided by (used in)
           financing activities .....................      (4,136)      362,660

Net increase (decrease) in cash and cash
  equivalents .......................................          (2)          127
Cash and cash equivalents, at beginning of period ...         101          --
                                                         --------     ---------
Cash and cash equivalents, at end of period .........    $     99     $     127
                                                         ========     =========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as (the "Company"). The Company through its facility in Houston, Texas is the largest producer of butadiene and butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices which are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the interim period ended March 31, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report for the year ended June 30, 1997. The June 30, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                                     MARCH 31,  JUNE 30,
                                                       1998       1997
                                                     --------   --------
      Finished goods .............................   $ 13,921   $  8,500
      Raw materials ..............................      8,533      7,504
      Chemicals and supplies .....................      2,068      1,922
                                                     --------   --------
                                                     $ 24,522   $ 17,926
                                                     ========   ========

PROPERTY, PLANT AND EQUIPMENT:
                                                     MARCH 31,  JUNE 30,
                                                       1998       1997
                                                     --------   --------
      Chemical plants ............................   $260,230   $259,293
      Construction in progress ...................     10,764      3,047
      Other ......................................      2,187      1,934
                                                     --------   --------
                                                      273,181    264,274
      Less accumulated depreciation, depletion
          and amortization .......................     43,196     24,315
                                                     --------   --------
                                                     $229,985   $239,959
                                                     ========   ========

OTHER ASSETS:
                                                     MARCH 31,  JUNE 30,
                                                       1998       1997
                                                     --------   --------
      Debt issue costs ...........................   $ 14,112   $ 13,491
      Organizational costs .......................        573        573
      Prepaid insurance costs ....................      1,710       --
      Intangibles and other ......................      2,000      2,000
                                                     --------   --------
                                                       18,395     16,064
      Less accumulated amortization ..............      4,638      3,316
                                                     --------   --------
                                                     $ 13,757   $ 12,748
                                                     ========   ========

ACCRUED EXPENSES:
                                                     MARCH 31,  JUNE 30,
                                                       1998       1997
                                                     --------   --------
      Accrued interest ...........................   $  8,300   $ 13,203
      Property and sales taxes ...................      1,455      2,866
      Federal and state taxes ....................         80        135
      Other ......................................        661        713
                                                     --------   --------
                                                     $ 10,496   $ 16,917
                                                     ========   ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

LONG TERM DEBT:
                                                            MARCH 31,   JUNE 30,
                                                              1998       1997
                                                            --------   --------
      Bank Credit Agreement:
         Term A Loan ....................................   $ 21,753   $ 25,781
         Term B Loan ....................................     42,639     44,000
         ESOP Loan ......................................      6,500      8,000
         Revolving Credit Loans .........................     22,400     12,000
      Senior Subordinated Notes .........................    225,000    225,000
      Deferred premium on Senior Subordinated Notes .....      2,652      2,893
      Discount Notes ....................................     37,726     34,187
      Long-term financing ...............................      2,180       --
                                                            --------   --------
                                                             360,850    351,861
      Less current maturities ...........................      7,042      6,438
                                                            --------   --------
      Long-term debt ....................................   $353,808   $345,423
                                                            ========   ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at March 31, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at March 31, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginninG 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

4.  COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

    LITIGATION

    The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material impact on the Company.

    ENVIRONMENTAL REGULATION

    The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency, the U.S. Coast Guard, the Army Corps of engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

    YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The total cost of converting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected have a material impact on the Company's financial position, results of operations or cash flows. However, no estimates can be made as to the potential adverse impact resulting from the failure of a third party to prepare for the year 2000.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

    The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and nine months ended March 31, 1998 and 1997.

REVENUES

                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                   MARCH 31,                      MARCH 31,
                         ----------------------------    ----------------------------
                          1998                1997            1998            1997
                         ------------    ------------    ------------    ------------
                                          (DOLLARS IN MILLIONS)
Butadiene ............   $ 31.6    28%   $ 34.7    29%   $104.2    27%   $ 97.3    26%
MTBE .................     49.9    44      52.1    43     175.7    45     180.2
                                                                                   49
n-Butylenes ..........     10.7    10      12.1    10      43.2    11      33.6     9
Specialty Isobutylenes     17.5    15      16.7    14      54.9    14      42.6    12
Other(1) .............      3.7     3       4.9     4      11.9     3      13.5     4
                         ------   ---    ------   ---    ------   ---    ------   ---
Total ................   $113.4   100%   $120.5   100%   $389.9   100%   $367.2   100%
                         ======   ===    ======   ===    ======   ===    ======   ===

----------
(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MARCH 31,                MARCH 31,
                                        ----------------       ----------------
                                        1998        1997       1998        1997
                                        ----        ----       ----        ----
                                        (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ......................       202.4       190.6       604.7       547.1
MTBE(1) ........................        70.3        61.9       211.6       212.3
n-Butylenes ....................        62.0        59.5       240.3       175.0
Specialty Isobutylenes .........        90.3        75.7       269.0       176.5
--------------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 MARCH 31,                      MARCH 31,
                                      -----------------------------   -----------------------------
                                            1998           1997            1998            1997
                                      -------------   -------------   -------------   -------------
                                                           (DOLLARS IN MILLIONS)
Revenues ..........................   $113.4   100%   $120.5   100%   $389.9   100%   $367.2   100%
Cost of goods sold ................     98.4    87     109.7    91     334.3    86     327.5    89
Depreciation and amortization .....      7.8     7       7.6     6      23.2     6      23.5     6
                                      ------   ---    ------   ---    ------   ---    ------   ---
    Gross profit ..................      7.2     6       3.2     3      32.4     8      16.2     5
Selling, general and administrative      1.9     1       1.4     1       5.1     1       4.2     1
                                      ------   ---    ------   ---    ------   ---    ------   ---
    Income from operations ........   $  5.3     5%   $  1.8     2%   $ 27.3     7%   $ 12.0     4%
                                      ======   ===    ======   ===    ======   ===    ======   ===

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

  REVENUES

    The Company's revenues decreased by approximately 6%, or $7.1 million, to $113.4 million for the three months ended March 31, 1998 from $120.5 million for the three months ended March 31, 1997. Overall sales revenue was down due to lower product sales prices. Butadiene contract sales prices dropped as imported butadiene supply increased. Butadiene sales volumes, however, increased as a result of strong market demand and higher production levels. MTBE sales revenue decreased due to lower average MTBE sales prices, which fell along with crude oil and gasoline prices. MTBE volumes were significantly higher due to higher production rates in the current period. N-butylene sales revenue dropped slightly during the period with volumes remaining stable. Specialty isobutylene sales revenues increased despite lower sales prices due to significantly higher sales volumes of isobutylene concentrate, high-purity isobutylene and diisobutylene.

    GROSS PROFIT

    Despite the drop in sales revenue, gross profit increased by approximately 125%, or $4.0 million, to $7.2 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31, 1997. Gross margin during this period increased to 6.3% from 2.7%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of butadiene and specialty isobutylenes. MTBE margins improved as a result of higher sales volumes and lower isobutane and methanol costs.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 194%, or $3.5 million, to $5.3 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. Operating margin during this period increased to 4.7% from 1.5%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997

  REVENUES

    The Company's revenues increased by approximately 6%, or $22.7 million, to $389.9 million for the nine months ended March 31, 1998 from $367.2 million for the nine months ended March 31, 1997. Despite significantly lower butadiene prices, sales revenues increased approximately 7% as a result of higher sales volumes. Butadiene sales volumes continue to remain strong as a result of market demand and increased production levels. MTBE sales revenues were lower as a result of lower sales prices, which were impacted significantly during the most recent quarter. N-butylene sales revenue increased significantly due to higher sales volumes particularly during the first half of the fiscal year. Sales volumes of butene-1 increased due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 to the chemical market also increased during the current year. Sales volumes of isobutylene concentrate have returned to more historical levels due to improvements in market fundamentals. Sales of high-purity isobutylene and diisobutylene improved as a result of higher customer demand.

    GROSS PROFIT

    Gross profit increased by approximately 100%, or $16.2 million, to $32.4 million for the nine months ended March 31, 1998 from $16.2 million for the nine months ended March 31, 1997. Gross margin during this period increased to 8.3% from 4.4%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of butadiene, n-butylenes and specialty isobutylenes. MTBE margins improved primarily due to lower isobutane costs. This improvement was partially offset by slightly lower average MTBE sales prices and higher average methanol costs.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 128%, or $15.3 million, to $27.3 million for the nine months ended March 31, 1998 from $12.0 million for the nine months ended March 31, 1997. Operating margin during this period increased to 7.0% from 3.3%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased approximately $0.9 million, to $5.1 million for the nine months ended March 31, 1998 from $4.2 million for the nine months ended March 31, 1997. The increase in selling, general and administrative expenses was associated with increased business development activity in the current period.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997

    Net cash provided by (used in) operating activities was $11.8 million for the nine months ended March 31, 1998 compared to $(9.6) million for the nine months ended March 31, 1997. The change of $21.4 million was attributable to increased profitability offset by changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $7.6 million for the nine months ended March 31, 1998 compared to $353.0 million for the nine months ended March 31, 1997. The decrease of $345.4 million was attributable to the Acquisition of the Company during the prior year. Net cash provided by (used in) financing activities was $(4.1) million for the nine months ended March 31, 1998 compared to $362.7 million for the nine months ended March 31, 1997. The change of $366.8 million was attributable to the financing of the Acquisition of the Company during the prior year.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $22.4 million was in use at March 31, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the nine months ended March 31, 1998, $5.9 million of this amount was paid to eligible participants and the remaining $19.5 million will be made in 10 equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the nine months ended March 31, 1998 were $8.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The total cost of converting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected have a material impact on the Company's financial position, results of operations or cash flows. However, no estimates can be made as to the potential adverse impact resulting from the failure of a third party to prepare for the year 2000.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This document may include forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form S-1 for the period ended December 31, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                             (Registrant)

Dated:  May 13, 1998               By:      CARL S. STUTTS
                                               (Signature)
                                              Carl S. Stutts
                                          Chief Financial Officer