Form 10-K405
period 1998-06-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1998-09-24
CIK 1019101

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ........... TO ...............

                          REGISTRATION NUMBER 333-37811

                       TEXAS PETROCHEMICAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                 76-0504002
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

     THREE RIVERWAY, SUITE 1500
           HOUSTON, TEXAS                                77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (713) 627-7474
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) AND 12(G) OF THE ACT:
                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes [X]   No  [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of common stock of the registrant outstanding as of September 24, 1998 is 467,778.

================================================================================

                     TEXAS PETROCHEMICAL HOLDINGS, INC.

                             TABLE OF CONTENTS

                                                                        PAGE

                                   PART I

Item 1. Business                                                         1

Item 2. Properties                                                       9

Item 3. Legal Proceedings                                                9

Item 4. Submission of Matters to a Vote of Security Holders              9

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                        10

Item 6. Selected Financial Data                                         10

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11

Item 8. Financial Statements and Supplementary Data                     19

Item 9. Changes in and Disagreements With Accountants on Accounting     43
         and Financial Disclosure

                                  PART III

Item 10. Directors and Executive Officers of the Registrant             48

Item 11. Executive Compensation                                         51

Item 12. Security Ownership of Certain Beneficial Owners and Management 53

Item 13. Certain Relationships and Related Transactions                 54

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      54

      Signatures                                                        55

                                   PART I

ITEM 1.  BUSINESS

    Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary Texas Petrochemicals Corporation collectively referred to as (the "Company") is the largest producer of butadiene and butene-1, and the third largest producer of MTBE, in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

    The Company's manufacturing facility, located approximately one mile from the Houston Ship Channel provides convenient access to other Gulf Coast petrochemical producers and is connected to several of its customers and raw material suppliers through an extensive pipeline network. In addition, the Company's facility is serviced by rail, tank truck and barge. During fiscal 1997 the Company successfully gained access to the MTBE market on the East Coast of the United States through the negotiation of a terminalling and storage agreement with the Northville terminal in Linden, New Jersey.

    The Company was founded in 1968, at which time the Company was principally engaged in the installation of crude butadiene processing facilities. In 1984, Mr. Dave C. Swalm acquired from Tenneco, Inc. the assets (principally comprised of the Houston facility) of Petro-Tex Chemical Corporation ("Petro-Tex") the prior owner of the Company's manufacturing facility.

    On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemical Holdings, Inc. Texas Petrochemical Holdings, Inc. is closely held and was formed by a group of investors.

    The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is (713) 627-7474.

PRODUCTS

    Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As the largest producer of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

    The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. The Company estimates that producers accounting for 65% of U.S. and Canadian ethylene production capacity do not internally process crude butadiene by-product streams. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-terms supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit based on the Company's selling prices for butadiene, and account for the relatively stable profitability of the Company's butadiene operations.

    MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. Today, MTBE is the preferred oxygenate for, and a major component of, RFG and is used in over 30% of the U.S. gasoline pool. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. In addition, the Company has the ability to add incremental isobutylene capacity to capitalize on expected future growth, at a significantly lower cost than new grass roots, on-purpose capacity. The Company believes that this incremental capacity gives it a competitive advantage over other producers who would have to incur greater cost to increase capacity.

    The Company is the leading producer of chemical grade n-butylenes and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations. Butene-2 is recovered as part of the crude butadiene stream that remains after extraction of butadiene, isobutylene and butene-1. The Company sells purified butene-2 primarily for use in the production of coatings and plasticizers. High purity isobutylene is used in the production of butyl rubber, which is used to produce tires and in specialty chemical applications such as in the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the growing lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate feedstocks, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

    The Company believes that it has become the industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective, incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

    REDUCE EXPOSURE TO CYCLICAL END-MARKETS The markets in which the Company competes are cyclical. The Company intends to mitigate the effects of this cyclicality while benefiting from potential upturns in industry profitability by optimizing the production of its sales under contracts allowing for a fixed profit or at prices linked directly or indirectly to raw material prices.

    CAPITALIZE ON PRODUCTION FLEXIBILITY The Company has the ability to produce a number of its intermediate and finished products (i.e. crude butadiene, isobutylene and butene-1) by a variety of processes. The Company intends to capitalize on this ability by shifting production to the most economical process and production level based upon market conditions, thus ensuring a reliable source of supply for its customers.

    UTILIZE INCREMENTAL CAPACITY The Company can increase its capacity to produce butadiene, isobutylene and its derivatives at significantly lower cost than that of new construction. The Company's ability to add incremental butadiene capacity and its relationships with several North American ethylene producers are expected to enable it to capture the benefit of increased U.S. crude butadiene supply.

    RESPOND TO FAVORABLE INDUSTRY DYNAMICS The Company's production flexibility and its ability to add low-cost capacity are crucial to its capitalizing on the attractive demand/supply outlook for a number of its products.

    o BUTADIENE. The U.S. supply of crude butadiene is increasing in line with domestic ethylene production, although it is currently insufficient to meet U.S. demand. Industry operating rates are expected to remain at current high levels as the increase in domestic crude butadiene production is expected to replace imports with butadiene demand remaining strong in support of derivative businesses.
    o MTBE. While the Company expects U.S. demand for MTBE to grow less quickly than it has over past fifteen years, it believes that future growth in foreign demand may be considerable. In addition, recently announced U.S. MTBE capacity additions are minimal. (See "Environmental Regulation").
    o BUTENE-1. Demand for butene-1 is closely linked to polyethylene production growth. The Company expects global production of polyethylene to increase at higher than historical rates in the next four years. In addition, the Company expects demand for butene-1 used in other applications to be strong.

    SUSTAIN CUSTOMER FOCUS The Company believes that producing quality products and providing quality service with dependable supply are key factors in its ability to compete in the market place for its products. Management believes that its focus on customer service has resulted in strong customer relationships and a high degree of customer loyalty. This is evidenced by the fact that approximately 60% of the Company's current customers have purchased products from the Company for more than ten years.

OTHER OPERATIONS

    The Company operates a cogeneration power plant that supplies electricity and process steam to the facility's chemical processing operations. Excess capacity of this power plant, as well as steam and boiler feed water are currently sold to neighboring facilities under contracts at a price equal to the cost of fuel plus a fixed profit. In addition, the Company generates revenues from its terminals in Baytown, Texas and Lake Charles, Louisiana and from chemical by-product sales to third parties.

CONTRACTS

    The Company enters into three general types of contracts in connection with its production processes: feedstock supply contracts, product sales contracts and, to a lesser extent, toll manufacturing agreements. The majority of these contracts have terms of two to three years and provide for successive one-year renewals unless either party objects to such renewal in a timely manner.

COMPETITION

    The petrochemicals businesses in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemicals industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to capture improving profit margins in circumstances where overcapacity in the industry is diminishing. Further, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may continue to expand their role in this industry in the future. Any of these developments would have a negative impact on the Company's financial position, results of operations and cash flows.

    Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the U.S. has allowed it to secure supply arrangements for crude butadiene, which provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes.

PATENTS AND LICENSES

    The Company presently owns, controls or holds right to approximately 21 patents. The Company believes that its patents, particularly its patents related to the SKIP, OXO-D and diisobutylene production processes, are important to its business and provide the Company with certain competitive advantages. Accordingly, the Company actively protects existing production process technologies.

   The Company has available for license certain of its patented technologies, including the SKIP and OXO-D processes, to third parties. In addition, the Company licenses certain technologies, including the process by which it extracts butadiene from crude butadiene, from third parties.

ENVIRONMENTAL REGULATION

    The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the U.S. EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission (TNRCC), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Clean Air Act Amendments (CAA) and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations, which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen, which are known as the Nitrogen Oxides Reasonably Available Control Technology rules ("NOx RACT Rules").

   The HON Rule requires additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethyl formamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company has examined each of these areas and believes that it will be able to achieve substantial compliance with the HON Rule after incorporating additional monitoring and record-keeping systems into its operations at a cost that management believes will not be material.

     The NOx RACT Rules require compliance by December 1999. The Company has examined the rules and believes that the main expenditure required to achieve compliance will involve the purchase and installation of monitoring equipment for NOx emissions, which can be either continuous emission monitors, predictive emission monitors or other approved monitoring methods. Based on its preliminary study, management estimates that the cost to comply with the NOx RACT Rules will be $0.8 million.

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. To comply with the anticipated SIP, the Company installed new controls at a cost of approximately $7.8 million. The Company anticipates that the revised SIP may require certain additional emission reductions from the Company's facilities. Such reductions would require the Company to modify existing controls and install additional controls for air emissions. The Company is unable to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

   The Company has elected to participate in the CARE program sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the CARE program. The anticipated commitments are not expected to have a materially adverse impact on the Company's operations.

     Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, will require the Company to conduct a hazards assessment and develop a risk management plan by June 1999. The Company expects to complete the required plan on or before the deadline.

     The regulations under Title V of the CAA will require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company is in the process of compiling the required inventory. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit; however, as of this point in time the Company does not expect any costs associated therewith to be significant. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with the terms of the facility-wide Title V permit.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal and state environmental, health and safety regulations. The Company does not believe that, properly managed, these materials pose a hazard to the health of its employees. There is no requirement to remove these materials, provided they are properly managed.

As the plant is reconfigured or additions are made, asbestos-containing materials are removed or encapsulated by a certified contractor.

     The wastewater treatment system for the Houston facility is 75% owned by the Company and 25% owned by Bayer Corporation ("Bayer"), the owner of an adjacent facility. Bayer has closed its facility, and the Company now operates the treatment system, but the federal and state discharge permits are held jointly by the Company and Bayer. The Company believes that the system has sufficient capacity for the Company's projected needs.

     The Company has completed the first phase of its work on its stormwater discharge system. An engineering study is underway to determine whether additional work will be required. The Company has completed installation of noise barriers for certain equipment.

     The terminals in Baytown and Lake Charles are in substantial compliance with applicable environmental laws and regulations, and management believes that no significant expenditures will be required at these facilities to allow them to continue to comply with such laws and regulations.

   MTBE and butadiene are the subject of continuing health effect studies. While there have been some questions about the health effects of MTBE, a multi-agency review, released June 30, 1997 by the White House's Office of Science and Technology Policy, concluded that health studies have shown that "persons are not at increased risk of experiencing acute health effects due to the use of fuels blended with oxygenates like MTBE." In addition, a February, 1996 study by the Centers for Disease Control and Prevention, reported that adding oxygenates, including MTBE, to gasoline reduces emissions of carbon monoxide and benzene and is unlikely to increase substantially the health risks associated with fuel used in motor vehicles.

   At the end of its 1997 session, the California State Legislature passed and the Governor signed several bills that focused directly on MTBE and its use as a component of California Cleaner Burning Gasoline. The first of these laws required a detailed study of the health effects, associated risks, and benefits and other items relating to the use of MTBE in California's gasoline. These studies, conducted by various entities of the University of California system must be completed by year's end, 1998.

   In California and certain other states MTBE has appeared in certain drinking water wells. It is believed that this circumstance is the result of leaks from older underground gasoline storage tanks and pipelines. California and federal law require that all older storage tanks be replaced by the end of 1998 with double-walled tanks and leak detection devices. The Company believes that replacement of leaking storage tanks may substantially reduce the incidence of gasoline components entering into water supplies. Upon consultation with national trade association personnel, the Company further believes that the reform and extension of underground storage tank programs may provide an acceptable legislative or regulatory alternative to direct limitations on MTBE.

     In addition, certain bodies of water have shown the presence of MTBE. A typical source of MTBE in these bodies is the operation of two-cycle outboard motors, which do not fully combust gasoline. Certain regulatory bodies are considering imposing limitations on the use of two-cycle outboard motors in bodies of water that are also used as sources of drinking water.

   This California legislation referred to above also required the establishment of both primary (health) and secondary (taste/odor) standards for MTBE in drinking water. In July 1998, the California Department of Health Services (DHS) proposed a secondary standard for MTBE in drinking water of 5 parts per billion
(ppb); final rules are expected to be promulgated by the fourth quarter of 1998. There is a possibility that the 5 ppb proposal will be adjusted to reflect recent scientific findings that support standards for MTBE in drinking water of 15-22 ppb, a level that corresponds more closely to the 20-40 ppb guidance provided by the federal EPA. The primary health standard for MTBE in drinking water is to be promulgated by July 1, 1999. The DHS is the agency responsible for the standard in California. The process will begin with California's Office of Environment Health Hazard Assessment's (OEHHA) proposal for a public health goal (PHG) for MTBE in drinking water. Once proposed, the PHG will be debated by DHS using traditional cost and risk/benefit types of analyses. A final maximum contaminant level for MTBE in drinking water is scheduled to be enacted by July 1, 1999. In addition, OEHHA and the International Agency on Research and Cancer (IARC) are considering whether to classify MTBE as a possible, probable or known human carcinogen. While IARC classification may present certain communications challenges, it does not directly restrict the use of MTBE. Indeed, many useful commercial products are already so classified or are under IARC consideration.

     In connection with the foregoing, there have been requests to ban MTBE as an additive to gasoline in California. However, a recent study by the California Air Resources Board showed that MTBE was superior to ethanol, the other principal oxygenate, in reducing air pollution associated with automobile exhaust and evaporative emissions. EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE and ethanol continue to be the oxygenates of choice. EPA personnel at the Office of Mobile Sources continue to support the reformulated gasoline program as a major component of the nation's air quality program. Should the use of MTBE become restricted in major areas of the United States, this program may become economically untenable. However, no assurance can be given that actions will not be taken to restrict or prohibit the use of MTBE in certain areas of the country. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

   The EPA has also determined that butadiene is a probable human carcinogen. Effective February 1997, the Occupational Safety and Health Administration lowered the employee permissible exposure limit ("PEL") over an 8-hour time-weighted average for butadiene from 1000 parts per million ("ppm") to 1 ppm. The Company has conducted employee exposure monitoring and believes that it already meets the PEL at most of its operations. For some operations, the Company anticipates employees will need to use respirators and that additional emission controls may be necessary. The Company does not expect that the current health concerns regarding butadiene will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given that future studies will not result in more stringent regulation of butadiene.

EMPLOYEES

     As of June 30, 1998, the Company had approximately 328 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 136 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

     The Company maintains one of the best workman's compensation records in Texas, equivalent to most clerical operations. Over the last seven years, the Company has experienced only three lost time injuries. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 67-member volunteer emergency response team.

ITEM 2.  PROPERTIES

     The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by Bayer. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has the facilities to be served by rail and by truck. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that is has adequate facilities for the conduct of its current and planned operations.

ITEM 3. LEGAL PROCEEDINGS

     In addition to the matters disclosed under "Environmental Regulation," the Company is a party to various claims and litigation arising in the ordinary course of its business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, although no assurances can be given, management believes that other than as disclosed, based on the nature of and its understanding of the facts and circumstances which give rise to such claims and litigation, and after considering appropriate reserves that have been established, that the ultimate resolution of such issues, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, results of operation or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data for the Company set forth below for the two years ended June 30, 1998, the one month period ended June 30, 1996, the twelve months ended May 31, 1996 and the two years ended May 31, 1995 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                     PREDECESSOR                       COMPANY
                                       ----------------------------------------  ------------------
                                                             TWELVE      ONE
                                                             MONTHS     MONTH
                                                             ENDED      ENDED
                                       YEAR ENDED MAY 31,    MAY 31,   JUNE 30,  YEAR ENDED JUNE 30,
                                      -------------------  ----------  --------  --------------------
                                        1994       1995       1996       1996     1997      1998
                                       ------     ------     ------     ------   ------    ------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenues ..........................   $ 352.4    $ 474.7    $ 455.6   $  41.4   $ 490.2    $514.8

Income from operations ............      53.3       47.5       42.0       2.4      18.3      37.3

Interest expense (income) .........       0.2       (0.7)       1.6       0.1      39.4      40.5

Net income (loss)1 ................      33.9       32.5       16.7       1.2     (15.5)     (4.5)

Loss per common share
   Before extraordinary loss ......      --         --         --        --     $(32.04)   $ (9.86)
   Extraordinary loss .............      --         --         --        --       (3.33)      --
                                                                                -------    -------
                                                                                $(35.37)   $ (9.86)
                                                                                =======    =======

BALANCE SHEET DATA (AT PERIOD END):

Total assets ......................   $ 214.6    $ 230.7              $ 167.9   $ 521.5    $497.2

Long-term debt ....................      11.0       --                   13.0     351.9     349.8


 -------------
 1 Net income (loss) for the twelve months ended May 31, 1996 includes a non-recurring charge for the impairment of investment in land of $12.6 million, with an associated income tax benefit of $4.7 million. Net loss for the year ended June 30, 1997 includes an extraordinary loss of $d1.5 million for early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.

REVENUES
                                         PREDECESSOR                           COMPANY
                          ------------------------------------   -------------------------------------
                            TWELVE MONTHS          ONE MONTH              YEAR ENDED JUNE 30,
                                 ENDED               ENDED       -------------------------------------
                             MAY 31, 1996        JUNE 30, 1996          1997               1998
                          -----------------   -----------------  -----------------   -----------------
                                                     (DOLLARS IN MILLIONS)

Butadiene ............    $112.6        25%   $ 10.2       25%   $130.9        27%   $135.0        26%
MTBE .................     187.4        41      21.0       50     230.3        47     235.4        46
n-Butylenes ..........      48.2        11       3.2        8      49.4        10      55.2        11
Specialty Isobutylenes      74.5        16       5.5       13      62.3        13      73.7        14
Other(1) .............      32.9         7       1.5        4      17.3         3      15.5         3
                          ------    ------    ------   ------    ------    ------    ------    ------
Total ................    $455.6       100%   $ 41.4      100%   $490.2       100%   $514.8       100%
                          ======    ======    ======   ======    ======    ======    ======    ======

------

(1) Includes Clarkston's trading revenues from third parties (periods prior to July 1, 1996 only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                          PREDECESSOR               COMPANY
                                ---------------------------- -------------------
                                TWELVE MONTHS    ONE MONTH   YEAR ENDED JUNE 30,
                                     ENDED         ENDED     -------------------
                                 MAY 31, 1996  JUNE 30, 1996  1997        1998
                                 ------------  -------------  ----        -----
                                      (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene ...................        622.6         64.6       750.3        822.0
MTBE(1) .....................        219.8         26.6       274.1        300.4
n-Butylenes .................        284.6         17.1       266.4        320.4
Specialty Isobutylenes ......        368.2         23.0       275.7        369.7

----------
(1) Volumes in millions of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                       PREDECESSOR                              COMPANY
                                       ---------------------------------------   --------------------------------------
                                        TWELVE MONTHS           ONE MONTH                   YEAR ENDED JUNE 30,
                                             ENDED                ENDED          --------------------------------------
                                         MAY 31, 1996          JUNE 30, 1996           1997                  1998
                                       -----------------    ------------------   -----------------    -----------------
                                                                     (DOLLARS IN MILLIONS)
Revenues ..........................    $455.6       100%    $ 41.4       100%    $490.2       100%    $514.8       100%
Cost of goods sold ................     391.0        86       36.4        88      436.3        89      438.7        85
Depreciation and amortization .....      15.0         3        1.3         3       29.8         6       31.8         6
                                       ------    ------     ------    ------     ------    ------     ------    ------
    Gross profit ..................      49.6        11        3.7         9       24.1         5       44.3         9
Selling, general and administrative       7.6         2        1.3         3        5.8         1        7.0         2
                                       ------    ------     ------    ------     ------    ------     ------    ------
    Income from operations ........    $ 42.0         9%    $  2.4         6%    $ 18.3         4%    $ 37.3         7%
                                       ======    ======     ======    ======     ======    ======     ======    ======

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

  REVENUES

    The Company's revenues increased by approximately 5%, or $24.6 million, to $514.8 million for the year ended June 30, 1998 from $490.2 million for the year ended June 30, 1997. The increase was primarily due to increased sales volumes of all products, which was partially offset by lower sales prices.

    Butadiene revenues increased by approximately 3%, or $4.1 million, to $135.0 million for the year ended June 30, 1998 from $130.9 million for the year ended June 30, 1997. The increase was attributable to an increase in sales volumes of approximately 10% or 71.7 million pounds. Production rates during the year increased as a result of operating efficiencies and the availability of crude butadiene. The volume increase was offset by a decline in butadiene prices, which began during the second half of fiscal year. Excess supply and imports of butadiene into the U.S. market contributed to lower prices.

    MTBE revenues increased by approximately 2%, or $5.1 million, to $235.4 million for the year ended June 30, 1998 from $230.3 million for the year ended June 30, 1997. The increase was due to higher sales volume, which was partially offset by lower sales prices. MTBE production levels increased during the period due to improved on-stream time of the Company's Dehydro units during the current fiscal year. MTBE prices were lower in the current year due to the lower unleaded gasoline and crude oil prices during the second half of the fiscal year.

    n-Butylenes revenues increased by approximately 12%, or $5.8 million, to $55.2 million for the year ended June 30, 1998 from $49.4 million for the year ended June 30, 1997. n-Butylene sales revenue increased due to higher sales volumes particularly during the first half of the fiscal year. Sales volumes of butene-1 increased due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 to also increased during the current year.

    Specialty isobutylene revenues increased by approximately 18%, or $11.4 million, to $73.7 million for the year ended June 30, 1998 from $62.3 million for the year ended June 30, 1997. The increase was due to higher sales volumes of all of the Company's specialty products. Isobutylene concentrate sales volumes returned to more historical levels during the current year after a down year in fiscal 1997. Sales volumes of high purity isobutylene and diisobutylene increased due to customer demand.

  GROSS PROFIT

    Gross profit increased by approximately 84%, or $20.2 million, to $44.3 million for the year ended June 30, 1998 from $24.1 million for the year ended June 30, 1997. Gross margin during the period increased to 8.6% from 4.9%. The gross profit increase was primarily due to higher margins on MTBE and increased sales volumes of butadiene, n-butylenes and specialty isobutylenes. MTBE margins improved primarily due to lower isobutane and methanol costs, which was partially offset by lower MTBE sales prices.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 104%, or $19.0 million, to $37.3 million for the year ended June 30, 1998 from $18.3 million for the year ended June 30, 1997. Operating margin during this period increased to 7.2% from 3.7%. The increase in income from operations was primarily due to the same factors contributing the increase in gross profit described above, offset slightly by and increase in selling, general and administrative expenses. This increase was associated with increased business development activity in the current year.


YEAR ENDED JUNE 30, 1997 COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 1996

  REVENUES

    The Company's revenues increased by approximately 8%, or $34.6 million, to $490.2 million for the year ended June 30, 1997 from $455.6 for the twelve months ended May 31, 1996. The increase was primarily attributable to increased sales volumes of MTBE and butadiene, partially offset by decreases in sales volumes of specialty isobutylenes.

    Butadiene revenues increased by approximately 16%, or $18.3 million, to $130.9 for the year ended June 30, 1997 from $112.6 million for the twelve months ended May 31, 1996. The increase was attributable to an increase in sales volumes of approximately 21%, or 127.7 million pounds, as a result of increased production levels due to the availability of crude butadiene, processing efficiencies and strong customer demand. The volume increase was partially offset by a decline in butadiene sales prices. Prices declined slightly in the current year as a result of the build up of U.S. tire inventory to record levels in the prior year.

    MTBE revenues increased by approximately 23%, or $42.9 million, to $230.3 million for the year ended June 30, 1997 from $187.4 million for the twelve months ended May 31, 1996. With the decrease in demand for isobutylene concentrate for the first half of the fiscal year, the Company shifted its isobutylene production, an intermediate feedstock, to the production of MTBE. Demand for MTBE in the market remained strong, thus the Company was able to supply increased volumes to its customers.

    n-Butylenes revenues increased by approximately 2%, or $1.2 million, to $49.4 million for the year ended June 30, 1997 from $48.2 million for the twelve months ended May 31, 1996. Sales volumes and prices of butene-1 increased compared to the prior. The increases were the result of strong demand from polyethylene producers and successful marketing efforts by the Company. Sales volumes of butene-2 decreased in the current year as a result of existing market conditions, which allowed alternative feedstocks to enter the market.

    Specialty isobutylene revenues decreased by approximately 16%, or $12.2 million, to $62.3 million for the year ended June 30, 1997 from $74.5 million for the twelve months ended May 31, 1996. The decrease was primarily attributable to lower sales volumes of isobutylene concentrate. Product demand was adversely affected in the first half of the year by high isobutane prices. Significant improvements in isobutane pricing and demand was noted in the latter half of the year. Sales revenues for high purity isobutylene and diisobutylene decreased in the current year as a result of lower sales prices and slightly lower sales volumes caused by market competition.

    Other revenues decreased by approximately 47%, or $15.6 million, to $17.3 million for the year ended June 30, 1997 from $32.9 million for the twelve months ended May 31, 1996. The decrease in revenues is due to the elimination of a former affiliate's trading revenues from third parties. The affiliate was dissolved in June 1996 as part of the Acquisition.

  GROSS PROFIT

    Gross profit decreased by approximately 51%, or $25.5 million, to $24.1 for the year ended June 30, 1997 from $49.6 million for the twelve months ended May 31, 1996. Gross margin during the period decreased to 4.9% from 10.9%. The decrease was primarily attributable to lower margins on MTBE and specialty isobutylene sales. MTBE margins were adversely affected by high feedstock costs. Average isobutane and methanol prices were approximately 13% and 25% higher, respectively, than in prior year. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 52 days which had a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross profit during the current year. Gross profits from sales of butadiene and butene-1 increased over the prior year and were used to partially offset the above decrease. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 56%, or $23.7 million, to $18.3 million for the year ended June 30, 1997 from $42.0 million for the twelve months ended May 31, 1996. Operating margin during the period decreased to 3.7% from 9.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

  INTEREST EXPENSE

    Interest expense increased by approximately $37.8 million, to $39.4 million for the year ended June 30, 1997 from $1.6 million for the twelve months ended May 31, 1996. The increase in interest expense was associated with long-term debt incurred by the Company as a result of the Acquisition.


ONE MONTH ENDED JUNE 30, 1996 COMPARED TO ONE MONTH ENDED JUNE 30, 1995

  REVENUES

    The Company's revenues increased by approximately 14%, or $5.2 million, to $41.4 million for the one month ended June 30, 1996 from $36.2 million for the one month ended June 30, 1995. This increase was attributable to increased volumes for butadiene and MTBE. Volumes for n-butylenes and specialty isobutylenes were down compared to the prior period. Prices for butadiene were up slightly and MTBE prices were down. Other product prices remained constant with the prior period.

  GROSS PROFIT

    Gross profit decreased by approximately 23%, or $1.1 million, to $3.7 million for the one month ended June 30, 1996 from $4.8 million for the one month ended June 30, 1995. Gross margin during this period decreased slightly to 9.0% from 13.2%. The decline in gross profit was primarily attributable to the decreased sales price of MTBE.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 27%, or $0.9 million, to $2.4 million for the one month ended June 30, 1996 from $3.3 million for the one month ended June 30, 1995. Operating margin during this period declined to 5.9% from 9.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

    Net cash provided by (used in) operating activities was $35.0 million for the year ended June 30, 1998 compared to $(1.8) million for the year ended June 30, 1997. The change of $36.8 million was primarily attributable to improved profitability levels and changes in working capital. Net cash used in investing activities was $11.2 million for the year ended June 30, 1998 compared to $352.3 million for the year ended June 30, 1997. The change of $341.1 million was primarily attributable to the Acquisition of Texas Petrochemicals Corporation on July 1, 1996, partially offset by proceeds from the sale of non-plant assets and Predecessor assets and investments. Net cash provided by (used in) financing activities was $(23.0) million for the year ended June 30, 1998 compared to $354.2 million for the year ended June 30, 1997. The change of $377.2 million was primarily attributable to the issuance of long-term debt and proceeds from the sale of common stock, in order to finance the Acquisition.

YEAR ENDED JUNE 30, 1997 COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 1996

    Net cash provided by (used in) operating activities was $(1.8) million for the year ended June 30, 1997 compared to $44.5 million for the twelve months ended May 31, 1996. The change of $46.3 million was primarily attributable to the decrease in overall profitability and changes in working capital. Net cash provided by (used in) investing activities was $(352.3) million for the year ended June 30, 1997 compared to $8.2 million for the twelve months ended May 31, 1996. The change of $360.5 million was primarily attributable to the Acquisition of Texas Petrochemicals Corporation on July 1, 1996, partially offset by proceeds from the sale of non-plant assets and Predecessor assets and investments. Net cash provided by (used in) financing activities was $354.2 million for the year ended June 30, 1997 compared to $(69.0) million for the twelve months ended May 31, 1996. The change of $423.2 million was primarily attributable to the issuance of long-term debt and proceeds from the sale of common stock, in order to finance the Acquisition.

ONE  MONTH ENDED JUNE 30, 1996 COMPARED TO ONE MONTH ENDED JUNE 30, 1995

    Net cash provided by operating activities was $13.9 million for the one month ended June 30, 1996 compared to $1.9 million for the one month ended June 30, 1995. This increase of $12.0 million was primarily attributable to changes in working capital, partially offset by a decrease in net income. Net cash used in investing activities was $1.3 million for the one month ended June 30, 1996 compared to net cash provided by investing activities of $5.9 million for the one month ended June 30, 1995. This change of $7.2 million was due to an increase in capital expenditures and a decrease in proceeds from sales of investment securities. Net cash used in financing activities was $9.4 million for the one month ended June 30, 1996 compared to $4.5 million for the one month ended June 30, 1995. This increase of $4.9 million was primarily due to a decrease in bank overdrafts partially offset by an increase in borrowings under revolving credit lines, a decrease in payments of notes payable and a decrease in dividends paid.

  LIQUIDITY

    On July 1, 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006, $57.7 million of 13 1/2% Discount Notes due 2007 and borrowed $140 million under the Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of Texas Petrochemicals Corporation. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Interest payments are not made on the Discount Notes until 2002. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12 million was in use at June 30, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1998 LIBOR rates were set at 5.69%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the year ended June 30, 1998, $7.8 million of this amount was paid to eligible participants and the remaining $17.6 million will be made in nine equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures for fiscal 1998 related principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 1998 were $12.5 million, compared to $7.6 million for the year ended June 30, 1997. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130, SFAS No. 131, and SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipate that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating our own compliance with the year 2000, the Company is currently requesting all of our major customers and suppliers to supply us with a status of their compliance. At this point the Company has not received sufficient responses to determine our exposure to non-compliance by a third party. The Company currently does not have a contingency plan for the year 2000.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Part I, Items 1 and 2 of this document include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     PAGE
                                                    ------
Reports of Independent Auditors ..................    20

Financial Statements

    Consolidated Balance Sheet ...................    22

    Consolidated Statement of Operations .........    23

    Consolidated Statement of Stockholders' Equity    24

    Consolidated Statement of Cash Flows .........    25

    Notes to Consolidated Financial Statements ...    26

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Texas Petrochemical Holdings, Inc. and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                           DELOITTE & TOUCHE LLP

Houston, Texas
August 4, 1998

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

     We have audited the accompanying combined statements of operations, stockholders' equity and cash flows of Texas Olefins Company, subsidiaries and affiliate (Predecessor to Texas Petrochemicals Corporation) for the one month period ended June 30, 1996 and the twelve month period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects the combined results of operations and cash flows of Texas Olefins Company, subsidiaries and affiliate for the one month period ended June 30, 1996 and the twelve month period May 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the combined financial statements, effective June 1, 1995, the Company changed its method of accounting for impairment of long-lived assets.


                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
August 16, 1996

            TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                         CONSOLIDATED BALANCE SHEET
               (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                   JUNE 30,     JUNE 30,
                                                                     1998         1997
               ASSETS
Current assets:
    Cash and cash equivalents ...............................    $     956     $     101
    Accounts receivable - trade .............................       45,298        44,662
    Inventories .............................................       17,210        17,926
    Other current assets ....................................       13,636        19,692
                                                                 ---------     ---------
       Total current assets .................................       77,100        82,381

Property, plant and equipment, net ..........................      227,217       239,959
Investments in land held for sale ...........................        2,579         3,886
Investment in and advances to limited partnership ...........        3,035         2,969
Goodwill, net of accumulated amortization of
  $10,342 and $4,887 ........................................      174,143       179,598
Other assets, net ...........................................       13,163        12,748
                                                                 ---------     ---------
       Total assets .........................................    $ 497,237     $ 521,541
                                                                 =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ..........................................    $    --       $  10,157
    Accounts payable - trade ................................       28,000        29,942
    Accrued expenses ........................................       21,787        16,917
    Current portion of cash bonus plan liability ............        7,811         7,811
    Current portion of long-term debt .......................        6,982         6,438
                                                                 ---------     ---------
       Total current liabilities ............................       64,580        71,265

Revolving line of credit ....................................       12,000        12,000
Long-term debt ..............................................      330,814       333,423
Cash bonus plan liability ...................................        9,766        17,573
Deferred income taxes .......................................       59,806        64,494

Commitments and contingencies (Note 10)

Common stock held by the ESOP ...............................       10,000        10,000
Less: unearned compensation .................................       (6,000)       (8,000)

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 voting and
      100,000 non-voting shares authorized, 527,778
       voting shares issued and outstanding .................            5             5
    Additional paid in capital ..............................       36,264        36,264
    Accumulated deficit .....................................      (19,998)      (15,483)
                                                                 ---------     ---------
       Total stockholders' equity ...........................       16,271        20,786
                                                                 ---------     ---------
         Total liabilities and stockholders' equity .........    $ 497,237     $ 521,541
                                                                 =========     =========

        See accompanying notes to consolidated financial statements.

             TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                COMPANY                PREDECESSOR
                                                        ------------------------   -----------------------
                                                                                     ONE          TWELVE
                                                          YEAR         YEAR         MONTH         MONTHS
                                                          ENDED        ENDED        ENDED         ENDED
                                                          JUNE 30,     JUNE 30,     JUNE 30,      MAY 31,
                                                           1998         1997          1996         1996
                                                        ----------    ----------    ---------    ---------
Revenues ............................................   $ 514,790     $ 490,246     $ 41,384     $ 455,585
Cost of goods sold ..................................     438,725       436,339       36,392       390,968
Depreciation and amortization .......................      31,787        29,876        1,277        14,982
                                                        ---------     ---------     --------     ---------
  Gross profit ......................................      44,278        24,031        3,715        49,635

Selling, general and administrative expenses ........       6,949         5,766        1,283         7,570
                                                        ---------     ---------     --------     ---------
      Income from operations ........................      37,329        18,265        2,432        42,065

Interest expense ....................................      40,533        39,386           76         1,630

Other income (expense)
  Loss on disposal of assets and
     investment securities, net .....................        (436)         --           (280)       (3,099)
  Impairment of investment in land ..................        --            --           --         (12,592)
  Other, net ........................................         993         2,271          (88)         (236)
                                                        ---------     ---------     --------     ---------
                                                              557         2,271         (368)      (15,927)
                                                        ---------     ---------     --------     ---------
      Income (loss) before income taxes,
       extraordinary loss and minority
       interest .....................................      (2,647)      (18,850)       1,988        24,508

Provision (benefit) for income taxes ................       1,868        (4,823)         761         7,903

      Income (loss) before extraordinary
       loss and minority interest ...................      (4,515)      (14,027)       1,227        16,605

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ...............        --           1,456         --            --

Minority interest in net loss of
  consolidated subsidiary ...........................        --            --              9           143
                                                        ---------     ---------     --------     ---------

      Net income (loss) .............................   $  (4,515)    $ (15,483)    $  1,236     $  16,748
                                                        =========     =========     ========     =========

Pro Forma net income to reflect
  income taxes for Affiliate (Note 7) ...............                              $   1,236     $  15,098
                                                                                    ========     =========
Basic loss per common share:
     Before extraordinary loss ......................   $   (9.86)    $  (32.04)
     Extraordinary loss .............................        --           (3.33)
                                                        ---------     ---------
                                                        $   (9.86)    $  (35.37)
                                                        =========     =========
Weighted average shares outstanding .................     457,778       437,778
                                                        =========     =========


         See accompanying notes to consolidated financial statements

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                            ADDITIONAL   CLASS A   CLASS B  AFFILIATE    EARNINGS     LOSS ON
                                   COMMON    PAID IN     COMMON    COMMON    COMMON   (ACCUMULATED) INVESTMENT   TREASURY
                                   STOCK     CAPITAL      STOCK     STOCK     STOCK     (DEFICIT)   SECURITIES    STOCK     TOTAL
                                  -------- ------------ --------- --------- ---------- ------------ ----------- ---------- --------
PREDECESSOR COMPANY:
Balance, May 31, 1995 ..........                        $    200   $  5,021  $  1,000    $ 161,170   $(3,651)   $   (468)  $163,272
Net income .....................                                                            16,749                           16,749
Redemption of Class A & B
  Common .......................                                                                                 (95,440)   (95,440)
Sale of treasury stock .........                                                                                  22,600     22,600
Dividends ......................                                                           (16,526)                         (16,526)
Net change in unrealized loss on
  investment securities ........                                                                       3,007                  3,007
Cancellation of Class B Common .                                     (1,214)               (71,626)               72,840
Cancellation of Class B Common .                                         (7)                  (461)                  468
Redemption and cancellation  of
   Affiliate common stock ......                                               (1,000)                                       (1,000)
                                                        --------   --------    ------    ---------   -------    --------   --------
Balance, May 31, 1996 ..........                             200      3,800      --         89,306      (644)       --       92,662
Net income .....................                                                             1,236                            1,236
Net change in unrealized loss on
    investment securities ......                                                                        (744)                  (744)
Liquidating dividend to
    affiliate shareholders .....                                                              (677)                            (677)
                                                        --------   --------    ------    ---------   -------    --------   --------
Balance, June 30, 1996 .........                             200      3,800      --         89,865    (1,388)       --       92,477

THE COMPANY:
Adjustments due to Acquisition . $  5      $ 36,264         (200)    (3,800)     --        (89,865)    1,388        --      (56,208)
Net loss .......................                                                           (15,483)                         (15,483)
                                 ----      --------     -------    --------  --------    ---------   -------    --------   --------
Balance, June 30, 1997 .........    5      $ 36,264         --          --       --        (15,483)     --          --       20,786
Net loss .......................                                                            (4,515)                          (4,515)
                                 ----      --------     -------    --------  --------    ---------   -------    --------   --------
Balance June 30, 1998 .......... $  5      $ 36,264     $   --      $   --   $   --       $(19,998)  $  --      $   --     $ 16,271
                                                        ========   ========  ========    =========   =======    ========   ========

          See accompanying notes to consolidated financial statements.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                        COMPANY                    PREDECESSOR
                                                 -----------------------    ----------------------
                                                                                ONE        TWELVE
                                                  YEAR          YEAR           MONTH       MONTHS
                                                  ENDED         ENDED          ENDED       ENDED
                                                  JUNE 30,      JUNE 30,       JUNE 30,    MAY 31,
                                                   1998          1997           1996        1996
                                                 ----------   ----------    -----------  ----------
Cash flows from operating activities:
   Net income (loss) ........................    $ (4,515)    $ (15,483)    $  1,236     $ 16,748
   Adjustments to reconcile net income (loss)
    to cash flow from operating activities:
   Extraordinary loss .......................        --           1,456         --           --
   Impairment of investment in land .........        --            --           --         12,592
   Depreciation of fixed assets .............      25,208        24,810        1,259       14,768
   Amortization of intangibles ..............       6,579         5,066           18          214
   Amortization of debt issue costs
    and deferred premium ....................       5,902         5,664         --           --
   Deferred income taxes ....................      (3,334)       (2,897)        (237)      (5,829)
   Earnings from limited partnership ........        (476)         (670)         190          202
   Change in:
     Accounts receivable ....................        (636)       (9,382)       7,723        1,593
     Inventories ............................         716        (5,993)       3,069        2,230
     Other assets ...........................       1,839        (6,381)       1,424       (3,616)
     Accounts payable, accrueds and other ...       3,728         2,051         (768)       5,597
                                                 --------     ---------     --------     --------
      Net cash provided by
       (used in) operating activities .......      35,011        (1,759)      13,914       44,499

Cash flows from investing activities:
   Capital expenditures .....................     (12,466)       (7,634)      (1,997)      (5,462)
   Proceeds from asset sales ................         871         4,754         --           --
   Acquisition of the Company, net
    of cash acquired ........................        --        (366,277)        --           --
   Distribution received from partnership ...         410           525         --           --
   Purchase of investment securities ........        --            --           --        (19,138)
   Proceeds from sale of Predecessor assets .        --          16,288          702       32,821
                                                 --------     ---------     --------     --------
      Net cash provided by (used in)
       investing activities .................     (11,185)     (352,344)      (1,295)       8,221

Cash flows from financing activities:
   Bank overdraft ...........................     (10,157)       10,157      (12,382)      12,382
   Net borrowings on revolving line of credit        --          (1,000)       3,000       10,000
   Proceeds from issuance of long-term debt .       3,192       398,000         --           --
   Payments on long-term debt ...............      (9,706)      (62,219)        --         (1,022)
   Cash bonus plan payments .................      (7,807)       (9,406)        --           --
   Debt issuance and organizational costs ...        (493)      (16,304)        --           --
   Proceeds for  sale of common stock, net ..        --          32,976         --           --
   Reduction in note receivable from ESOP ...       2,000         2,000         --           --
   Dividends paid ...........................        --            --           --        (16,526)
   Predecessor common stock transactions ....        --            --           --        (73,840)
                                                 --------     ---------     --------     --------
      Net cash provided by (used in)
       financing activities .................     (22,971)      354,204       (9,382)     (69,006)
                                                 --------     ---------     --------     --------
Net increase (decrease) in cash
 and cash equivalents .......................         855           101        3,237      (16,286)
Cash and cash equivalents, beginning ........         101          --          1,543       17,829
                                                 --------     ---------     --------     --------
Cash and cash equivalents, ending ...........    $    956     $     101     $  4,780     $  1,543
                                                 ========     =========     ========     ========

          See accompanying notes to consolidated financial statements.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE ACQUISITION

    On July 1, 1996, Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. In connection with the Acquisition, Texas Petrochemicals Corporation issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. Texas Petrochemical Holdings, Inc. issued $57.7 million in Discount Notes due 2007 (the "Discount Notes") for net proceeds of $30 million and sold $43.8 million in common stock, $10 million of which was financed under the Bank Credit Agreement. The combined proceeds from the issuance of debt and common stock were used to finance the Acquisition. On the closing date of the Acquisition, prior to closing, TOC sold to the previous majority shareholder of TOC for $7.8 million in cash a ranch of approximately 1,900 acres and the livestock and personalty thereon and 80% of the outstanding capital stock of The Texas Falls Corporation ("The Falls") owned by TOC. In June 1996, the Affiliate was dissolved and a $677,000 liquidating dividend was declared to its shareholders.

    The sources and applications of funds required to consummate the Acquisition are summarized below.
                                                      AMOUNT
                                                   (IN MILLIONS)
                                                   -------------
Sources of Funds:
   Bank Credit Agreement ...................           $140
   Subordinated Notes ......................            175
   Discount Notes ..........................             30
   Sales of common stock ...................             34
                                                       ----
       Total ...............................           $379
                                                       ====

Uses of Funds:
   Acquisition(1) ..........................           $363
   Fees and expenses(2) ....................             16
                                                       ----
       Total ...............................           $379
                                                       ====

---------------

(1) Acquisition cost is net of cash received from the sale of the Texas Falls Corporation and the Ranch for combined proceeds of $7.8 million

(2) Represents underwriting fees, legal, accounting and other professional fees payable in connection with the financing of the Acquisition.


   The Acquisition was accounted for using the purchase method of accounting and, therefore, the consolidated financial statements for the year ended June 30, 1997 reflect the acquisition cost allocated to the net assets acquired based on their estimated fair values as of July 1, 1996. The fair value of tangible assets acquired, net of liabilities assumed, was $179 million. The balance of the acquisition cost, $184 million, was recorded as goodwill and is being amortized over 40 years utilizing the straight-line method.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

   The following unaudited pro forma combined statement of income assumes the Acquisition occurred on June 1, 1995. The pro forma combined statement of income reflects several adjusting entries, including but not limited to, increased depreciation and amortization as a result of the increased basis in fixed assets and goodwill and increased interest expense from the incurrance of additional debt. The results are not necessarily indicative of the results, which would actually have occurred if the purchase had taken place at June 1, 1995. Amounts are in millions, except share amounts.

                                                         TWELVE
                                                      MONTHS ENDED
                                                      MAY 31, 1996

Revenues .........................................     $  454.2
Cost of goods sold ...............................        367.3
Depreciation and amortization ....................         36.3
                                                       --------
    Gross profit .................................         50.6
Selling, general and administrative ..............         12.7
                                                       --------
        Income from operations ...................         37.9
Interest expense .................................         36.1
Other expense:
    Loss on disposal of assets and
     investment securities, net ..................         (3.1)
    Impairment of investment in land .............        (12.6)
    Other, net ...................................          0.1
                                                       --------
                                                          (15.6)
                                                       --------
        Loss before income taxes .................        (13.8)
Provision for income taxes .......................          --
                                                       --------
        Net loss .................................     $  (13.8)
                                                       ========
        Loss per share ...........................     $ (32.26)
                                                       ========
        Weighted average shares outstanding ......      427,778
                                                       ========

2.  NATURE OF OPERATIONS

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

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices, which are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

3.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements as of and for the years ended June 30, 1998 and 1997 include the accounts of Texas Petrochemicals Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., (collectively referred to as) the "Company". The financial statements for the periods prior to July 1, 1996 include the combined presentation of the accounts of TOC, Texas Petrochemicals Corporation, The Falls and the Affiliate, (collectively referred to as) the "Predecessor". TOC was merged with and into Texas Petrochemicals Corporation in conjunction with the Acquisition described in Note 1. The minority interest reflected in the accompanying Predecessor financial statements reflects approximately 20% of the common stock of The Falls not owned by the Company.

CHANGE IN FISCAL YEAR END
    In June 1996 the Company's Board of Directors approved a change in the Company's fiscal year end to June 30 from May 31. Accordingly, the accompanying combined financial statements include results of operations and cash flows for the one month transition period.

CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

INVESTMENT SECURITIES
    The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has classified all investments as available-for-sale. Cost is determined by specific identification. Purchases and sales are reflected on a trade date basis. Investment securities are carried at fair value with any unrealized gains or losses reported as a component of stockholders' equity, net of tax.

INVENTORIES
    Inventories consist of raw materials, finished goods and chemicals used in processing and are valued at the lower of average cost or market.

    The Company may enter into product exchange agreements with suppliers whereby certain inventories are exchanged for raw materials. These exchanges are recorded at the lower of cost or market. Any resulting gains or losses from the utilization of these exchanges are reflected in cost of chemical products sold. Balances related to quantities due to or payable by the Company are included in inventory.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Turnaround costs for major units of the manufacturing facilities are capitalized and amortized over the life of the turnaround. Maintenance and repairs are charged to expense as incurred while significant improvements are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

DEPRECIATION

    Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years, with the plants being depreciated over 10 years.

DEBT ISSUE COSTS AND OTHER

    Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Unamortized debt issue costs relating to long-term debt retired prior to its scheduled maturity are charged off as an extraordinary item. Other assets include patents and catalysts, which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

IMPAIRMENT OF ASSETS

    Prior to June 1, 1995, the Company recognized impairment of investments in land and property, plant and equipment at the time when a decline in value of an asset was determined to be permanent. Effective June 1, 1995, the Company adopted SFAS No. 121, "Impairment of Long-Lived Assets and Assets to be Disposed of." During the twelve months ended May 31, 1996, the Company evaluated the carrying value of its investment in land in light of the possible sale of these assets in the foreseeable future and considering the criteria of SFAS No. 121, determined that an impairment write-down was necessary. As a result, the Company recorded a provision for estimated impairment of $12.6 million, with an associated tax benefit of $4.7 million, to write-down certain investments in land to estimated fair market value. Actual sales proceeds from investments in land may differ from the carrying amounts.

REVENUE RECOGNITION

    The Company recognizes revenue from sales of refined products in the period of delivery.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

    The Affiliate of the Predecessor elected for federal tax purposes to be taxed under provisions of Subchapter S of the Internal Revenue Code. This election required the stockholders to include the Affiliate's net earnings, losses and credits in their own income for tax purposes. Accordingly, the Affiliate generally was not liable for federal income taxes and no provision for federal income taxes is included in the accompanying financial statements. For the periods prior to July 1, 1996, pro forma net income reflects the effect on the combined company as if the Affiliate was a taxable entity for income tax purposes. The Affiliate's articles of incorporation required its board of directors to declare a payment of a cash dividend to its shareholders of no less than 110% of the maximum individual federal income tax rate under the Internal Revenue Code for each calendar year, payable within 30 days after the Affiliate files its tax return.

EARNINGS PER SHARE

    Income (loss) per share for fiscal years 1998 and 1997 has been computed using a weighted average shares outstanding of 457,778 and 437,778, respectively. The weighted average shares outstanding used in the computation of earnings (loss) per share are net of 60,000 and 80,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of June 30, 1998 and 1997, respectively. The effect of options was not dilutive for fiscal years 1998 and 1997 for purposes of calculating diluted earnings per share.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130, SFAS No. 131, and SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

RECLASSIFICATIONS

    Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

4.  INVESTMENT SECURITIES

    On July 1, 1996 in connection with the Acquisition, all of the Predecessor's equity securities were sold at their unamortized cost. As of June 30, 1996 the Predecessor held $6.8 million of equity securities with an unamortized cost of $9.0 million and gross unrealized losses of $2.2 million. Unrealized losses of $0.6 million and $1.4 million (net of deferred tax) related to these securities is recorded as a component of stockholders' equity for the twelve months ended May 31, 1996 and the one month ended June 30, 1996, respectively. During the twelve months ended May 31, 1996 and the one month ended June 30, 1996, gross realized gains of approximately $1.9 million and $0, respectively, and gross realized losses of approximately $5.0 million and $0.3 million, respectively, were recognized on the sale of securities.


5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                     JUNE 30,     JUNE 30,
                                                       1998         1997
                                                    ----------   ----------
      Finished goods                                 $  4,701     $  8,500
      Raw materials                                    10,415        7,504
      Chemicals and supplies                            2,094        1,922
                                                     --------     --------
                                                     $ 17,210     $ 17,926
                                                     ========     ========

PROPERTY, PLANT AND EQUIPMENT:

                                                     JUNE 30,     JUNE 30,
                                                       1998         1997
                                                     --------     --------
      Chemical plants                                $260,808     $259,293
      Construction in progress                         13,624        3,047
      Other                                             2,308        1,934
                                                     --------     --------
                                                      276,740      264,274
      Less accumulated depreciation, depletion
          and amortization                             49,523       24,315
                                                     --------     --------
                                                     $227,217     $239,959
                                                     ========     ========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS),
    CONTINUED

OTHER ASSETS:

                                                     JUNE 30,     JUNE 30,
                                                       1998         1997
                                                    ---------     ---------
      Debt issue costs                               $ 13,984     $ 13,491
      Organizational costs                                573          573
      Intangibles and other                             4,502        2,000
                                                     --------     --------
                                                       19,059       16,064
      Less accumulated amortization                     5,896        3,316
                                                     --------     --------
                                                     $ 13,163     $ 12,748
                                                     ========     ========

ACCRUED EXPENSES:

                                                     JUNE 30,     JUNE 30,
                                                       1998         1997
                                                     --------     --------
      Accrued interest                               $ 14,581     $ 13,203
      Property and sales taxes                          2,836        2,866
      Federal and state income taxes                    3,629          135
      Other                                               741          713
                                                     --------     --------
                                                     $ 21,787     $ 16,917
                                                     ========     ========


6.  LONG-TERM DEBT

                                                     JUNE 30,     JUNE 30,
                                                       1998         1997
                                                    ---------     --------
    Bank Credit Agreement:
      Term A Loan                                    $ 21,003     $ 25,781
      Term B Loan                                      42,393       44,000
      ESOP Loan                                         6,000        8,000
      Revolving Credit Loans                           12,000       12,000
     Senior Subordinated Notes                        225,000      225,000
     Discount Notes                                    38,958       34,187
     Deferred premium on Senior Subordinated Notes      2,571        2,893
     Long-term financing                                1,871         -
                                                     --------     --------
                                                      349,796      351,861
      Less current maturities                           6,982        6,438
                                                     --------     --------
      Long-term debt                                 $342,814     $345,423
                                                     ========     ========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% at June 30, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at June 30, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $244 million and $242 million as of June 30, 1998 and 1997, respectively. There currently is not an active market for the Discount Notes, therefore, the Company estimated that the fair value, based on current interest rates available for the Company and similar debt instruments, was approximately $45 million and $37 million as of June 30, 1998 and 1997, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 1998 and 1997.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1998 LIBOR rates were set at 5.69%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

   The net premiums paid for interest rate swap agreements are charged to expense over the terms of the agreements. The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

    The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

               FISCAL YEAR
               -----------
                  1999                                 $6,982
                  2000                                  7,461
                  2001                                  7,486
                  2002                                  6,386
                  2003                                 30,303

7.  FEDERAL AND STATE INCOME TAXES

    Significant components of the Company's deferred tax assets and liability at June 30, 1998 and June 30, 1997 are as follows (in thousands of dollars):


                                                 JUNE 30,       JUNE 30,
                                                   1998           1997
                                                ----------     ----------
Deferred tax asset (liability) - current:
   Net operating loss carryforward ............  $   --         $  1,308
   Cash bonus plan ............................     2,756          2,756
   Turnaround costs ...........................      (443)          --
   Accrued liabilities and other ..............       (49)          (446)
                                                 --------       --------
                                                 $  2,264       $  3,618
                                                 ========       ========
Deferred tax asset (liability) - noncurrent:
   Investment in land .........................  $  4,813       $  4,660
   Cash bonus plan ............................     3,466          6,200
   Interest ...................................     3,135          1,465
   Property, plant and equipment ..............   (71,000)       (76,819)
   Other ......................................      (220)          --
                                                 --------       --------
                                                 $(59,806)      $(64,494)
                                                 ========       ========

    The current deferred tax asset is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousands):

                                               COMPANY                 PREDECESSOR
                                         --------------------    ---------------------
                                                                   ONE         TWELVE
                                          YEAR       YEAR         MONTH        MONTHS
                                         ENDED       ENDED        ENDED        ENDED
                                         JUNE 30,    JUNE 30,     JUNE 30,     MAY 31,
                                           1998        1997         1996        1996
                                         --------   ---------   ----------   ----------
Current:
    Federal .........................    $ 4,259     $  (508)    $    880     $ 12,150
    State ...........................        943          63          118        1,582
                                         -------     -------     --------     --------
                                           5,202        (445)         998       13,732
                                         -------     -------     --------     --------
Deferred:
    Federal .........................     (3,334)     (4,378)        (210)      (5,461)
    State ...........................       --          --            (27)        (368)
                                         -------     -------     --------     --------
                                          (3,334)     (4,378)        (237)      (5,829)
                                         -------     -------     --------     --------
       Total provision (benefit)
         for income taxes ...........    $ 1,868     $(4,823)    $    761     $  7,903
                                         =======     =======     ========     ========
       Pro Forma income tax provision                             $   761     $  9,553
                                                                 ========     ========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

    Pro Forma income tax provision that the income of the Affiliate, which is a Subchapter S Corporation and accordingly pays no federal income tax, was taxable to the Predecessor based on the Predecessor's effective tax rate.

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations. The reasons for this difference are as follows:

                                                      COMPANY             PREDECESSOR
                                               --------------------   -------------------
                                                                       ONE        TWELVE
                                               YEAR        YEAR       MONTH       MONTHS
                                               ENDED       ENDED      ENDED       ENDED
                                               JUNE 30,    JUNE 30,   JUNE 30,    MAY 31,
                                                1998         1997       1996       1996
                                              ---------   ---------  ---------  ----------
Statutory federal income tax rate ........         35%          35%       35%         35%
Computed "expected" federal income tax$ ..       (926)     $(6,596)     $696     $ 8,578
Increase (decrease) in tax resulting from:
    Affiliate earnings not subject to
      federal income tax .................       --         (1,651)
    State income taxes, net of
      federal benefit ....................        612           41        59         789
    Other, net ...........................        273           22         6         280
    Amortization of goodwill and other ...      1,909        1,710       --          (93)
                                              -------      -------      ----     -------
Provision (benefit) for income taxes .....    $ 1,868      $(4,823)     $761     $ 7,903
                                              =======      =======      ====     =======

8.  INVESTMENT IN AND ADVANCES TO LIMITED PARTNERSHIP

    The Company and Hollywood Marine, Inc. formed a limited partnership, Hollywood/Texas Olefins, Ltd., to operate four barges capable of transporting chemicals. The Company is a 50% limited partner in the limited partnership. The Company accounts for this investment under the equity method and records its portion of the limited partnership's net income as other income in the accompanying statement of operations. Summarized financial information of the partnership has not been presented because the Company's investment in and its proportionate share of the partnership's operations are not material.

9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest and income taxes are as follows (in thousands of dollars):

                              COMPANY                   PREDECESSOR
                       ------------------------   ------------------------
                                                     ONE           TWELVE
                       YEAR            YEAR         MONTH          MONTHS
                       ENDED           ENDED        ENDED          ENDED
                       JUNE 30,        JUNE 30,     JUNE 30,       MAY 31,
                         1998           1997         1996          1996
                      ---------      ----------   -----------  -------------
Interest ............  $33,735        $20,600        $ 62        $ 2,330
Income taxes ........    1,641            967         877         14,756

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.8 million, $0.8 million, $0.04 million and $0.8 million, for the years ended June 30, 1998 and 1997, for the one-month period ended June 30, 1996 and for the twelve months ended May 31, 1996, respectively. The Company is also obligated under an operating lease to Hollywood/Texas Olefins, Ltd. for the rental of one barge.

       Total rent expense was approximately $3.6 million, $3.9 million, $0.4 million and $4.8 million (net of reimbursements described above and including $0.7 million, $1.8 million, $0.2 million and $2.0 million for the rental of barges) for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve months ended May 31, 1996, respectively. Future minimum lease payments at June 30, 1998 are as follows (in thousands of dollars):

               FISCAL YEAR
               -----------
                  1999                         $ 3,945
                  2000                           3,392
                  2001                           2,722
                  2002                           1,890
                  2003                             492

PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

LITIGATION

    The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

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

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

PREDECESSOR COMMITMENTS

   During 1996, the Predecessor's Board of Directors approved the cancellation of all of the following stock purchase agreements, stock option agreements and salary continuation agreements in anticipation of the Acquisition.

STOCK PURCHASE AGREEMENTS

   The Predecessor's Board of Directors approved a stock purchase agreement with certain officers who own 185,000 shares of the Predecessor's outstanding Class A common stock and 1,081,670 shares of the Predecessor's outstanding Class B common stock. Under the terms of this agreement in the event any of these officers ceases full time employment with the Predecessor or in the event of the stockholder's death, the Predecessor must redeem all of the stockholder's shares at a redemption price of $60 per share. This agreement superseded the previous stock purchase agreements of the Predecessor which are described in the following paragraphs.

   The Predecessor entered into a stock purchase agreement with a certain minority stockholder who owns 20,000 shares of the Predecessor's outstanding Class A common stock and 80,000 shares of the Predecessor's outstanding Class B common stock. Under the terms of this agreement, in the event of the stockholder's death, the Predecessor must redeem all shares owned by the deceased stockholder at a formula price, which is adjusted annually. At May 31, 1995, the formula price per share was approximately $58.

    The Predecessor entered into a death benefit agreement with an officer of the Predecessor who owns 660,000 shares of Class B common stock of the Predecessor. This agreement provides that in the event of the death of the officer, the Predecessor is obligated to redeem the shares at a price of $60 per share with twenty-five percent of the purchase price payable at closing and the balance payable in five equal annual installments plus interest at the rate of eight percent per annum. This agreement replaces a previous agreement that obligated the Predecessor to redeem the shares in the event of the death of the officer at a price of $80 per share.

    The Predecessor entered into a stock purchase agreement with certain of its minority stockholders who own 171,000 shares of the Predecessor's outstanding common stock. Under the terms of this agreement, such stockholders may sell their shares to the Predecessor at a formula price, which is adjusted annually. Under this agreement, the Predecessor is obligated to redeem the shares in the event of the death of the stockholder at the formula price.
At May 31, 1995, the formula price per share was approximately $54.
     The Predecessor also entered into a Section 303 stock purchase agreement with an officer of the Predecessor who owns 85,000 shares of the Predecessor's outstanding common stock. This agreement allows for the officer's estate to require the Predecessor to redeem the necessary shares so as to pay estate taxes and funeral and administrative expenses upon the death of the officer. Under the terms of this agreement, the redemption price per share will be based upon the value of the shares as reflected on the federal estate tax return.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

    Additionally, the Predecessor entered into separate stock purchase agreements with an officer of the Predecessor and his spouse who own 500,000 shares of the Predecessor's outstanding common stock as part of a community estate. The agreement with the officer requires the Predecessor to redeem 250,000 shares from the community estate upon the officer's death at a price of $90 per share with twenty five percent of the redemption price payable at closing and the balance payable in five annual installments plus interest at the rate of eight percent per annum. The agreement with the officer's spouse allows her to require the Predecessor to redeem the 250,000 shares from the community estate not redeemed as part of the officer's agreement for a period of one year subsequent to the officer's death at the same price and payable in the same manner as set forth in the officer's agreement. Additionally, the spouse's agreement requires the Predecessor to redeem 250,000 shares of the stock from the community estate in the event that she predeceases the officer at a price of $90 per share with sixty percent of the redemption price payable at closing and the balance payable in thirty-six equal monthly installments plus interest at the rate of eight percent per annum.

    All of the Affiliate's common stock is subject to a stock purchase agreement. Under the terms of the stock purchase agreement, the Affiliate is obligated to redeem all of a stockholder's shares in the event of death and has an option to redeem all of a stockholder's shares in certain other instances. The redemption price is equal to the Affiliate's adjusted book value, as defined in the agreement, divided by the number of outstanding shares. At May 31, 1995, the redemption price per share was $8.15. Of the total redemption amount, 25% is to be paid in cash with the remaining balance to be paid in 42 equal monthly installments as evidenced by an interest bearing promissory note.


STOCK OPTION AGREEMENTS

    The Predecessor entered into stock option agreements with two of its officers, which granted them the option to purchase 100,000 shares of common stock. The option purchase price for the shares is $40 per share. At May 31, 1995, 30,000 shares were exercisable. During the fiscal year ended May 31, 1994, one of the officers forfeited his option to purchase 50,000 shares of common stock. In the event the option is exercised, the Predecessor and the officers will enter into stock purchase agreements. Under the terms of the agreement, transfer of the stock is restricted and only the Predecessor, at its option, may redeem the stock. However, upon death of the officer, the Predecessor is obligated to redeem the officer's shares. In all instances the redemption price will be the greater of the formula price in the agreement or $40 per share. At May 31, 1995 the formula price was approximately $54 per share.

SALARY CONTINUATION AGREEMENTS

    The Predecessor entered into salary continuation agreements with three of its officers. The agreements provide that if the officer is an employee of the Predecessor upon death, an amount ranging from $10,000 to $25,000 would be payable monthly to his estate for a period of five years.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

11.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan that covers all full-time employees that have completed one year or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund which is matched by the Company at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was $167,634, $169,591, $14,786 and $195,627 for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve month period ended May 31, 1996, respectively. Additionally, the Company made additional discretionary contributions to the plan which amounted to approximately $2.1 million, $1.1 million, $0.2 million and $2.4 million for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve month period ended May 31, 1996, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

    In connection with the Acquisition, the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Company's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the years ended June 30, 1998 and 1997 amounted to $2.6 million and $2.7 million, respectively. The common stock held by the Employee Stock Ownership Plan and the related unearned compensation is reported between liabilities and permanent stockholders' equity in a manner similar to redeemable preferred stock as the employees have an option to put the shares of the Company. As of June 30, 1998, 40,000 shares has been allocated to employees.

STOCK OPTION PLAN

   In October 1996, the Company approved the Stock Option Plan (the "Plan") to reserve up to 27,778 shares of Common Stock to certain officers, directors and key employees of the Company. The term of the options issued under the Plan cannot exceed ten years from the date of grant. The options vest ratably over a three-year period from the date of grant and are exercisable at $100 per share. In April 1998 the Company amended the Plan to reserve up to an additional 42,000 shares of Common Stock under the plan, subject of shareholder approval. Stock option activity under the Plan was as follows:

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                                                    NUMBER OF
                                                     SHARES
                                                   -----------
          Balance July 1, 1996 .................        --
          Granted ..............................      27,778
          Exercised ............................        --
          Canceled .............................        --
                                                     -------
          Balance June 30, 1997 ................      27,778

          Granted ..............................      11,500
          Exercised ............................        --
          Canceled .............................      (1,000)
                                                     -------
          Balance June 30, 1998 ................      38,278
                                                     =======


   The Company applies APB 25 and related Interpretations in accounting for the Plan. There has been no compensation cost recognized by the Company associated with the Plan as the exercise price of the options at the dates of measurement were equivalent to the estimated fair value of the common stock on that date. Had compensation cost for the Plan been determined based on the method consistent with SFAS 123, the Company's net loss and net loss per share for the years ended June 30, 1998 and 1997 would have been unchanged on a pro forma basis.

  CASH BONUS PLAN LIABILITY

   In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who have contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996.

12.  RELATED PARTY TRANSACTIONS

   In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development (Mr. Stutts) in the amount of $200,000 of which $145,129 remained outstanding as of September 24, 1998. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1998 the Company made payments totaling $500,000 to a consulting firm (ENPAL) whose majority shareholder is also an outside director and shareholder of the Company (Mr. Cain). The Chairman of the Company (Mr. McMinn) receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses. Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

13.  CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to chemical and petroleum based companies in North America. For the years ended June 30, 1998 and 1997, the one month period ended June 30, 1996 and the twelve month period ended May 31, 1996 approximately 41%, 41%, 46% and 50%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 13% and 15% of sales during the year ended June 30, 1998, 11% and 17% of sales during the year ended June 30, 1997, 14% and 16% of sales during the one month period ended June 30, 1996, and 16% and 19% of sales during the twelve months ended May 31, 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

   The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

14.  FINANCIAL INSTRUMENTS

     At June 30, 1998 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 6), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable. The Company enters into certain derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.

   The fair value of derivative financial instruments are the amounts at which they could be settled base on estimates from dealers. As of June 30, 1998, the carrying amounts and estimated fair values of derivative financial instruments were not significant.

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

15.  SUPPLEMENTAL GUARANTOR INFORMATION

    TPC Holding Corp. a wholly owned subsidiary of Texas Petrochemical Holdings, Inc. has fully and unconditionally guaranteed, on a joint and several basis, Texas Petrochemical Holdings, Inc's. obligations relative to the Discount Notes due 2007 in an Event of Default. TPC Holding Corp. conducts its operations through its subsidiaries and is dependent upon distribution from these subsidiaries as its source of cash flow. Management has determined that separate, full financial statements of TPC Holding Corp. ("Guarantor") would not be material to investors and such financial statements are not provided. Supplemental combining financial information of Texas Petrochemical Holdings, Inc. is presented below:


                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                                               PARENT      GUARANTOR   NON-GUARANTORS  ELIMINATIONS    TOTAL
                                                            ----------    ----------- --------------- --------------  --------
ASSETS
Current assets:
    Cash and cash equivalents ...........................    $    --       $    --       $     956     $    --       $     956
    Accounts receivable - trade .........................                                   45,298                      45,298
    Inventories .........................................                                   17,210                      17,210
    Other current assets ................................        2,850                      10,786                      13,636
                                                             ---------     ---------     ---------     ---------     ---------
       Total current assets .............................        2,850                      74,250                      77,100

Property, plant and equipment, net ......................                                  227,217                     227,217
Investments in land held for sale .......................                                    2,579                       2,579
Investment in and advances to limited partnership .......                                    3,035                       3,035
Goodwill, net ...........................................                                  174,143                     174,143
Other assets, net of accumulated amortization ...........          484                      12,679                      13,163
Consolidated subsidiaries ...............................       55,679        55,679                    (111,358)         --
                                                             ---------     ---------     ---------     ---------     ---------
       Total assets .....................................    $  59,013     $  55,679     $ 493,903     $(111,358)    $ 497,237
                                                             =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ......................................    $    --       $    --       $    --       $    --       $    --
    Accounts payable - trade ............................                                   28,000                      28,000
    Accrued expenses ....................................        2,919                      18,868                      21,787
    Current portion of cash bonus plan ..................                                    7,811                       7,811
    Current portion of long-term debt ...................                                    6,982                       6,982
                                                             ---------     ---------     ---------     ---------     ---------
       Total current liabilities ........................        2,919                      61,661                      64,580

Revolving line of credit ................................                                   12,000                      12,000
Long-term debt ..........................................       38,958                     291,856                     330,814
Cash bonus plan .........................................                                    9,766                       9,766
Deferred income taxes ...................................       (3,135)                     62,941                      59,806

Common stock held by the ESOP ...........................       10,000                                                  10,000
Less: unearned compensation .............................       (6,000)                                                 (6,000)

Stockholders' equity:
    Common Stock ........................................            5                       4,162        (4,162)            5
    Additional paid in capital ..........................       36,264        69,805        71,643      (141,448)       36,264
    Accumulated deficit .................................      (19,998)      (14,126)      (14,126)       28,252       (19,998)
    Note receivable from ESOP ...........................                                   (6,000)        6,000          --
                                                             ---------     ---------     ---------     ---------     ---------
       Total stockholders' equity .......................       16,271        55,679        55,679      (111,358)       16,271
                                                             ---------     ---------     ---------     ---------     ---------
         Total liabilities and stockholders' equity .....    $  59,013     $  55,679     $ 493,903     $(111,358)    $ 497,237
                                                             =========     =========     =========     =========     =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1997
                                 (in thousands)

                                                        PARENT       GUARANTOR  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                      -----------   ----------- --------------  ------------   ---------
ASSETS
Current assets:
    Cash and cash equivalents .....................    $    --       $    --       $     101     $    --       $     101
    Accounts receivable - trade ...................                                   44,662                      44,662
    Inventories ...................................                                   17,926                      17,926
    Other current assets ..........................           10                      19,682                      19,692
                                                       ---------     ---------     ---------     ---------     ---------
       Total current assets .......................           10                      82,371                      82,381

Property, plant and equipment, net ................                                  239,959                     239,959
Investments in land held for sale .................                                    3,886                       3,886
Investment in and advances to limited partnership .                                    2,969                       2,969
Goodwill, net .....................................                                  179,598                     179,598
Other assets, net of accumulated amortization .....          423                      12,325                      12,748
Consolidated subsidiaries .........................       55,075        55,075                    (110,150)         --
                                                       ---------     ---------     ---------     ---------     ---------
       Total assets ...............................    $  55,508     $  55,075     $ 521,108     $(110,150)    $ 521,541
                                                       =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ................................    $    --       $    --       $  10,157     $    --       $  10,157
    Accounts payable - trade ......................                                   29,942                      29,942
    Accrued expenses ..............................                                   16,917                      16,917
    Current portion of cash bonus plan ............                                    7,811                       7,811
    Current portion of long-term debt .............                                    6,438                       6,438
                                                       ---------     ---------     ---------     ---------     ---------
       Total current liabilities ..................                                   71,265                      71,265

Revolving line of credit ..........................                                   12,000                      12,000
Long-term debt ....................................       34,187                     299,236                     333,423
Cash bonus plan ...................................                                   17,573                      17,573
Deferred income taxes .............................       (1,465)                     65,959                      64,494

Common stock held by the ESOP .....................       10,000                                                  10,000
Less: unearned compensation .......................       (8,000)                                                 (8,000)

Stockholders' equity:
    Common Stock ..................................            5                       4,162        (4,162)            5
    Additional paid in capital ....................       36,264        67,804        71,642      (139,446)       36,264
    Accumulated deficit ...........................      (15,483)      (12,729)      (12,729)       25,458       (15,483)
    Note receivable from ESOP .....................                                   (8,000)        8,000          --
                                                       ---------     ---------     ---------     ---------     ---------
       Total stockholders' equity .................       20,786        55,075        55,075      (110,150)       20,786
                                                       ---------     ---------     ---------     ---------     ---------
         Total liabilities and stockholders' equity    $  55,508     $  55,075     $ 521,108     $(110,150)    $ 521,541
                                                       =========     =========     =========     =========     =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1998
                                 (in thousands)


                                                  PARENT      GUARANTOR   NON-GUARANTORS  ELIMINATIONS      TOTAL
                                               -----------   ----------- ---------------  ------------   ----------
Revenues ...................................    $    --       $    --       $ 514,790       $ --          $ 514,790
Cost of goods sold .........................                                  438,725                       438,725
Depreciation and amortization ..............                                   31,787                        31,787
                                                ---------     ---------     ---------       ------        ---------
    Gross profit ...........................                                   44,278                        44,278
Selling, general and administrative expenses           61                       6,888                         6,949
                                                ---------     ---------     ---------       ------        ---------
        Income (loss) from operations ......          (61)                     37,390                        37,329
Interest expense ...........................        4,813                      35,720                        40,533
Other income (expense):
    Loss on disposal of non-plant assets ...                                     (436)                         (436)
    Other, net .............................                                      993                           993
                                                                            ---------                     ---------
                                                                                  557                           557
                                                ---------     ---------     ---------       ------        ---------
        Income (loss) before income taxes ..       (4,874)                      2,227                        (2,647)
    Provision (benefit) for income taxes ...       (1,756)                      3,624                         1,868
Equity in net income of subsidiaries .......        1,397         1,397                     (2,794)            --
                                                ---------     ---------     ---------       ------        ---------
        Net income (loss) ..................    $  (4,515)    $  (1,397)    $  (1,397)      $2,794        $  (4,515)
                                                =========     =========     =========       ======        =========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1997
                                 (in thousands)


                                                  PARENT      GUARANTOR  NON-GUARANTORS ELIMINATIONS   TOTAL
                                               -----------   ----------  -------------- ------------ ---------
Revenues ...................................    $    --       $    --       $ 490,246     $  --      $ 490,246
Cost of goods sold .........................                                  436,339                  436,339
Depreciation and amortization ..............                                   29,876                   29,876
                                                                            ---------                ---------
    Gross profit ...........................                                   24,031                   24,031
Selling, general and administrative expenses            6                       5,760                    5,766
                                                ---------     ---------     ---------     -------    ---------
        Income (loss) from operations ......           (6)                     18,271                   18,265
Interest expense ...........................        4,229                      35,157                   39,386
Other income ...............................                                    2,271                    2,271
                                                ---------     ---------     ---------     -------    ---------
        Income (loss) before income taxes ..       (4,235)                    (14,615)                 (18,850)
Benefit for income taxes ...................       (1,481)                     (3,342)                  (4,823)
Extraordinary loss, net ....................                                    1,456                    1,456
Equity in net loss of subsidiaries .........       12,729        12,729                   (25,458)       --
                                                ---------     ---------     ---------     -------    ---------
        Net loss ...........................    $ (15,483)    $ (12,729)    $ (12,729)    $25,458    $ (15,483)
                                                =========     =========     =========     =======    =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1998
                                 (in thousands)

                                                         PARENT     GUARANTOR    NON-GUARANTORS   ELIMINATIONS       TOTAL
                                                        --------    ----------  ---------------- -------------     ---------
Cash flows from operating activities:
    Net income (loss) ..............................    $ (4,515)    $ (1,397)    $ (1,397)         $2,794         $ (4,515)
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation of fixed assets ...................                                25,208                           25,208
    Amortization of goodwill and other assets ......                                 6,579                            6,579
    Amortization of debt issue costs ...............       4,813                     1,089                            5,902
    Earnings from limited partnership ..............                                  (476)                            (476)
    Deferred income taxes ..........................      (1,654)                   (1,680)                          (3,334)
    Change in:
      Accounts receivable ..........................                                  (636)                            (636)
      Inventories ..................................                                   716                              716
      Other assets .................................          (4)                    1,843                            1,839
      Accounts payable, accrueds and other .........          67                     3,661                            3,728
                                                        --------     --------     --------          ------         --------
         Net cash provided by operating activities .      (1,293)      (1,397)      34,907           2,794           35,011

Cash flows from investing activities:
    Capital expenditures ...........................                               (12,466)                         (12,466)
    Proceeds from the sale of non-plant assets .....                                   871                              871
    Distribution from limited partnership ..........                                   410                              410
                                                        --------     --------     --------          ------         --------
         Net cash used in investing activities .....                               (11,185)                         (11,185)

 Cash flows from financing activities:
    Change in bank overdraft .......................                               (10,157)                         (10,157)
    Net repayments under revolver ..................                                  --                               --
    Proceeds from issuance of long-term debt .......                                 3,192                            3,192
    Payments on long-term debt .....................                                (9,706)                          (9,706)
    Payment of cash bonus plan .....................                                (7,807)                          (7,807)
    Debt issuance costs ............................        (104)                     (389)                            (493)
    Reduction in note receivable from ESOP .........                                 2,000                            2,000
                                                        --------     --------     --------          ------         --------
         Net cash used in financing activities .....        (104)                  (22,867)                         (22,971)
                                                        --------     --------     --------          ------         --------

Net increase (decrease) in cash and cash equivalents      (1,397)      (1,397)         855           2,794              855
Cash and cash equivalents, at beginning of period ..                                   101                              101
                                                        --------     --------     --------          ------         --------
Cash and cash equivalents, at end of period ........    $ (1,397)    $ (1,397)    $    956          $2,794         $    956
                                                        ========     ========     ========          ======         ========



              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1997
                                 (in thousands)



                                                          PARENT          GUARANTOR  NON-GUARANTORS  ELIMINATIONS   TOTAL
                                                        ----------        ---------  --------------  ------------ ---------
Cash flows from operating activities:
    Net loss .......................................    $ (15,483)        $ (12,729)    $ (12,729)    $25,458    $(15,483)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Extraordinary loss, net ........................                                        1,456                   1,456
    Depreciation of fixed assets ...................                                       24,810                  24,810
    Amortization of goodwill and other assets ......                                        5,066                   5,066
    Amortization of debt issue costs ...............        4,229                           1,435                   5,664
    Earnings from limited partnership ..............                                         (670)                   (670)
    Deferred income taxes ..........................                                       (2,897)                 (2,897)
    Change in:
      Accounts receivable ..........................                                       (9,382)                 (9,382)
      Inventories ..................................                                       (5,993)                 (5,993)
      Other assets .................................       (1,475)                         (4,906)                 (6,381)
      Accounts payable, accrueds and other .........                                        2,051                   2,051
                                                        ---------         ---------     ---------     -------    --------
         Net cash used in operating activities .....      (12,729)          (12,729)       (1,759)     25,458      (1,759)

Cash flows from investing activities:
    Capital expenditures ...........................                                       (7,634)                 (7,634)
    Proceeds from the sale of non-plant assets .....                                        4,754                   4,754
    Distribution from limited partnership ..........                                          525                     525
    Acquisition of the Company .....................                                     (366,277)               (366,277)
    Proceeds from sale of Predecessor assets .......                                       16,288                  16,288
                                                        ---------         ---------     ---------     -------    --------
         Net cash used in investing activities .....                                     (352,344)               (352,344)

 Cash flows from financing activities:
    Change in bank overdraft .......................                                       10,157                  10,157
    Net repayments under revolver ..................                                       (1,000)                 (1,000)
    Proceeds from issuance of long-term debt .......       30,000                         368,000                 398,000
    Payments on long-term debt .....................                                      (62,219)                (62,219)
    Payment of cash bonus plan .....................                                       (9,406)                 (9,406)
    Debt issuance and organization costs ...........         (465)                        (15,839)                (16,304)
    Reduction in note receivable from ESOP .........                                        2,000                   2,000
    Proceeds from sale of common stock .............       32,976                                                  32,976
    Cash contribution to subsidiary ................      (62,511)                         62,511

                                                        ---------         ---------     ---------     -------    --------
         Net cash provided by (used in)
            financing activities ...................         --                           354,204                 354,204
                                                        ---------         ---------     ---------     -------    --------

Net increase (decrease) in cash and cash equivalents      (12,729)          (12,729)          101      25,458         101
Cash and cash equivalents, at beginning of period
                                                        ---------         ---------     ---------     -------    --------
Cash and cash equivalents, at end of period ........    $ (12,729)        $ (12,729)    $     101     $25,458    $    101
                                                        =========         =========     =========     =======    ========

ITEM 9. CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one year term or until such person's successor is duly elected and qualified.
                                                                  Years of
                                                              service with the
                                                                  Company
NAME                AGE     POSITION                         OR ITS PREDECESSORS
----                ---     --------                         -------------------
Gordon A. Cain      86      Director                               14
Hunter W. Henry Jr. 70      Director                                -
William R. Huff     48      Director                                2
William A. McMinn   68      Director and Chairman                  14
Steve A. Nordaker   51      Director                                1
Gary L. Rosenthal   49      Director                                -
Susan O. Rheney     39      Director                                2
John T. Shelton     67      Director                               14
B. W. Waycaster     59      Director, President and
                            Chief Executive Officer                 5
Bill R. McNeese     64      Vice President, Operations             10
H.E. Sebastian      54      Vice President, Marketing               -
Carl S. Stutts      51      Vice President, Finance and
                            Corporate Development                   -
Ronald W. Woliver   58      Vice President, Market Development     29
Stephen R. Wright   50      Vice President, Secretary and
                            General Counsel                         2


     Mr. Cain is Chairman of the Board of Agennix Inc. and of Lexicon Genetics, Inc., biotechnology companies. From August 1982 until his retirement in December 31, 1992, he was Chairman of the Board of The Sterling Group, Inc. ("Sterling"). Mr. Cain was the Chairman of the Board of Sterling Chemicals, Inc. from 1986 until it was sold in August 1996 and was on the Board of Directors of Arcadian Corporation from May 1989 until it was sold in April 1997. Prior to organizing Sterling, Mr. Cain was involved in the purchase of a variety of businesses and provided consulting services to these and other companies. Mr. Cain was also Chairman of the Board of UltraAir, Inc. from 1991 to 1994, Chairman of the Board of Cain Chemical Inc. from its organization in March 1987 until its acquisition by Occidental Petroleum Corporation in May 1988 and the Chairman of the Board of Vista Chemical Company from 1984 until 1986.

     Mr. Henry has held various manufacturing management positions in Dow Chemical Company, including Vice President - Business Operations for Latin America, Vice President - Manufacturing Dow Badische, General Manager - Michigan Division, President - Dow Brazil, President - Dow USA and Executive Vice President of Dow Chemical Company (1982 - 1988). Mr. Henry was on Dow's board from 1979 to 1993 and has served on the Executive, Compensation, Health and Safety Committees and as Chairman of the Finance and Investment Policy Committee. Mr. Henry also served as Chairman of the Board of Dowell Schlumberger, 1985 - 1988.

     Mr. Huff is President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund"). He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund.

     Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997.

     Mr. Nordaker has been a Managing Director of Chase Securities since August 1995. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of Chase Venture, an affiliate of Chase Securities.

     Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of AXIA Group, Inc.

     Mr. Rosenthal serves as President of Heaney Rosenthal, Inc., which focuses on investment, acquisition and advice to various businesses. Mr. Rosenthal served as Chairman of the Board (1990 - 1994) and CEO (1994) of Wheatley TXT Corp. He serves a Chairman of the Board of Diamond Products International, Inc. and since July 1998 has served as Chairman of the Board of AXIA Group, Inc.

     Mr. Shelton has been Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company since 1983. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager -
Manufacturing/Engineering of Atlantic Richfield Company.

     Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydro-Carbon and Resources division when he left to join the Company.

     Mr. McNeese has been Vice President - Operations of the Company since 1992. He joined the Company in 1986 and has held positions in manufacturing, production and utilities. From 1984 to 1986, Mr. McNeese served as General Manager- Operations of Engineering for Paktank Corporation. Prior thereto, Mr. McNeese held various positions in a number of Atlantic Richfield Company businesses. Mr. McNeese has over 30 years of experience in the chemicals industry.

     Mr. Sebastian joined the Company in March 1998 after performing consulting activities in chemical and oil products marketing, operations and logistics, specializing in buying and selling physical assets and companies. Prior to that, he was Executive Vice President of Commonwealth Oil Refining Company and a Co-Founder of Arochem Corporation, both with refinery and petrochemical operations in Puerto Rico. He also brings extensive marketing and trading experience from Exxon Chemical Company and Phibro Energy.

     Mr. Stutts joined the Company in April 1998 as Vice President of Finance and Corporate Development. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies.

     Mr. Woliver has been Vice President - Marketing of the Company since 1976. He joined Petro-Tex Chemical Corporation in 1968 and has held various marketing positions in the United States and in Brussels.

     Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc.


COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11.  EXECUTIVE COMPENSATION
     The following table sets forth the total value of compensation received by the Chief Executive Officer and the five most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of May 31, 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company for the years ended June 30, 1998 and 1997, the twelve months ended May 31, 1996.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION         YEAR(1)     SALARY     BONUS(2)
---------------------------         ------    --------   --------
B. W. Waycaster, President and       1998     $300,000   $507,186
Chief Executive Officer              1997      300,000    326,787
                                     1996      300,000  2,899,100
Ronald W. Woliver, Vice
President, Marketing                 1998     $180,000   $ 281,138
                                     1997      180,000     127,393
                                     1996      180,000   1,012,300
Stephen R. Wright, Vice
President, Secretary and             1998     $180,000   $ 281,138
General Counsel                      1997      165,000      50,104

Bill R. McNeese, Vice President,
Operations                           1998    $150,000   $  236,251
                                     1997     148,500       63,869
                                     1996     132,000       72,293

H.E. Sebastian                       1998     $58,333    $  19,779
Vice President, Marketing

Carl S. Stutts, Vice President,      1998     $41,761    $  50,000
Finance and Corporate Development

--------------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2) Includes 401(k) contributions in 1996 of $21,149 for Mr. McNeese and $50,000 for issuance of common stock to Mr. Stutts in 1998.

   The following table sets forth the number of options to purchase shares of the Company's Common Stock that have been granted during the fiscal year ended June 30, 1998 to the Named Executive Officers.

                                                                  POTENTIAL REALIZABLE
                                  INDIVIDUAL GRANTS                 VALUE AT ASSUMED
                                 -----------------------               ANNUAL RATES
                                 % OF TOTAL                           OF STOCK PRICE
                                   OPTIONS      EXERCISE              APPRECIATION FOR
               OPTIONS GRANTED    GRANTED TO     PRICE    EXPIRATION   OPTION TERM(3)
               (NO. OF SHARES)(1) EMPLOYEES(2) PER SHARE    DATE         5%      10%
                -------------     ---------   ---------   ----------   ------- -------
H.E. Sebastian ...   5,000          13.1%      $ 100      03/11/2008   314,447 796,871
Carl S. Stutts ...   5,000          13.1%        100      04/14/2008   314,447 796,871
---------------

(1)The options reported in this column consist of Non-Qualified Options granted under Option Agreements between the Company and each of the Named Executive Officers. The options will become exercisable on each of the first, second and third anniversaries of the date of grant with respect to one-third of the shares subject to the option.

(2)Based on outstanding options to purchase an aggregate of 38,278 shares of Common Stock.

(3)The dollar amounts in these columns are the result of calculations at the 5% and 10% appreciation rates set by the Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the price of the Common Stock. In order to realize the potential values set forth in the 5% and 10% columns of this table, the per share price of the Common Stock would be $163 and $259, respectively, or 63% and 159%, respectively, above the base exercise price. Because the Common Stock is not currently trade, these amounts were calculated based on the assumption that the fair market value of one share of Common Stock on the date of grant was equal to the exercise price.


   The following table sets forth the number and dollar value of exercised and unexercised options held by each of the Named Executive Officers at June 30, 1998.

                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                         OPTIONS AT JUNE 30, 1998         JUNE 30, 1998
                       ---------------------------   ---------------------------
                       EXERCISABLE  NOT EXERCISABLE  EXERCISABLE NOT EXERCISABLE
                       -----------  ---------------  ---------------------------

B.W. Waycaster             1,143         2,105            -            -
Bill R. McNeese              500         1,000            -            -
H.E. Sebastian                -          5,000            -            -
Carl S. Stutts                -          5,000            -            -
Ronald W. Woliver            500         1,000            -            -
Stephen R. Wright            450           900            -            -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of September 1, 1998, the number and percentage of the outstanding shares of Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock,
(b) each director of the Company, (c) each of the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group.

                                       AMOUNT AND NATURE        % OF
                                     OF BENEFICIAL OWNERSHIP  OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER    OF COMMON STOCK      COMMON STOCK
------------------------------------    ---------------      ------------
    Gordon A. Cain                           69,000              13.1%
      Eight Greenway Plaza, Suite 702
      Houston, Texas 77046
    William R. Huff                               -                  -
      67 Park Place
      Morristown, New Jersey 07960
    William A. McMinn                        11,666(1)            2.2%
      Eight Greenway Plaza, Suite 702
      Houston, Texas 77046
    Bill R. McNeese                           2,500(2)            0.5%
      Three Riverway, Suite 1500
      Houston, Texas 77056
    Steve A. Nordaker                             -                  -
      707 Travis, 7th Floor
      Houston, TX 77002
    Susan O. Rheney                           5,000               0.9%
      Eight Greenway Plaza, Suite 702
      Houston, Texas 77046
    H.E. Sebastian                            1,000               0.2%
      Two Penn Plaza, 22nd Floor
      New York, NY  10121
    John T. Shelton                          10,000               1.9%
      Eight Greenway Plaza, Suite 702
      Houston, Texas 77046
    Carl S. Stutts                            2,500               0.5%
      3810 Swartmore Street
      Houston, TX  77056
    B. W. Waycaster                          41,143(3)            7.8%
      Three Riverway, Suite 1500
      Houston, Texas 77056
    Ronald W. Woliver                        10,500(4)            2.0%
      Three Riverway, Suite 1500
      Houston, Texas 77056
    Stephen R. Wright                         2,100(5)            0.4%
      Three Riverway, Suite 1500
      Houston, Texas 77056
    All directors and Named Executive
      Officers as a group (12 persons)      155,409              29.2%
    Texas Petrochemicals Corporation ESOP   100,000              18.9%
    Capital Southwest Corporation            30,000               5.7%
      12900 Preston Road, Suite 700
      Dallas, Texas 75230
    Chase Venture Capital Associates, L.P.   60,000              11.4%
      380 Madison Avenue
      New York, New York 10017
    The Huff Alternative Income Fund,  L.P.  57,778              10.9%
      67 Park Place
      Morristown, New Jersey 07960
-----------------
(1) Includes 1,666 shares subject to options excercisable as of June 30, 1998.
(2) Includes 500 shares subject to options excercisable as of June 30, 1998.
(3) Includes 1,143 shares subject to options excercisable as of June 30, 1998.
(4) Includes 500 shares subject to options excercisable as of June 30, 1998.
(5) Includes 450 shares subject to options excercisable as of June 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development (Mr. Stutts) in the amount of $200,000 of which $145,129 remained outstanding as of September 24, 1998. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1998 the Company made payments totaling $500,000 to a consulting firm (ENPAL) whose majority shareholder is also an outside director and shareholder of the Company (Mr. Cain). The Chairman of the Company (Mr. McMinn) receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses. Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27 Financial Data Schedule

    (b)  Financial Statement Schedules

         Not applicable

    (c)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                             (Registrant)

                                   By:/s/   B.W. WAYCASTER
                                             (Signature)
                                            B.W. Waycaster
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 24, 1998.

    /s/WILLIAM A. MCMINN         Chairman
       William A. McMinn


    /s/ B.W. WAYCASTER           Director, President and Chief Executive Officer
        B.W. Waycaster


    /s/ GORDON A. CAIN           Director
        Gordon A. Cain


   /s/HUNTER W. HENRY JR.        Director
      Hunter W. Henry Jr.


     /s/WILLIAM R. HUFF          Director
        William R. Huff


    /s/STEVE A. NORDAKER         Director
       Steve A. Nordaker


     /s/SUSAN O. RHENEY          Director
        Susan O. Rheney


    /s/GARY L. ROSENTHAL         Director
       Gary L. Rosenthal


     /s/JOHN T. SHELTON          Director
        John T. Shelton