Form 10-Q
period 1998-09-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1998-11-13
CIK 1019101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                          REGISTRATION NUMBER 333-11569
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

   The number of shares of common stock of the registrant outstanding as of November 13, 1998 is 527,778.
-------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of September 30, 1998 and June
      30, 1998                                                           1
   Consolidated Statement of Operations for the three months ended
      September 30, 1998 and 1997                                        2
   Consolidated Statement of Cash Flows for the three months ended
      September 30, 1998 and 1997                                        3

   Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                           13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               18
Item 6. Exhibits and Reports on Form 8-K                                18
Signature                                                               19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              SEPTEMBER 30,   JUNE 30,
                                                                   1998         1998
                                                                ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ...............................   $      97    $     956
    Accounts receivable - trade .............................      31,290       45,298
    Inventories .............................................      25,141       17,210
    Other current assets ....................................      15,676       13,636
                                                                ---------    ---------
       Total current assets .................................      72,204       77,100

Property, plant and equipment, net ..........................     224,773      227,217
Investments in land held for sale ...........................       2,579        2,579
Investment in and advances to limited partnership ...........       2,913        3,035
Goodwill, net ...............................................     172,997      174,143
Other assets, net of accumulated amortization ...............      11,624       13,163
                                                                ---------    ---------
       Total assets .........................................   $ 487,090    $ 497,237
                                                                =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ..........................................   $     201    $    --
    Accounts payable - trade ................................      25,322       28,000
    Accrued expenses ........................................      16,968       21,787
    Current portion of cash bonus plan ......................       7,811        7,811
    Current portion of long-term debt .......................       6,993        6,982
                                                                ---------    ---------
       Total current liabilities ............................      57,295       64,580

Revolving line of credit ....................................      12,500       12,000
Long-term debt ..............................................     330,292      330,814
Cash bonus plan .............................................       7,809        9,766
Deferred income taxes .......................................      58,640       59,806

Commitments and contingencies (Note 4)

Common stock held by the ESOP ...............................      10,000       10,000
Less: unearned compensation .................................      (5,500)      (6,000)

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000 voting and
    100,000 non-voting shares authorized, 527,778
    voting shares issued and outstanding ....................           5            5
    Additional paid in capital ..............................      36,264       36,264
    Accumulated deficit .....................................     (20,215)     (19,998)
                                                                ---------    ---------
       Total stockholders' equity ...........................      16,054       16,271
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $ 487,090    $ 497,237
                                                                =========    =========

            See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1998           1997
                                                       ---------      ---------

Revenues .........................................     $ 100,026      $ 135,443
Cost of goods sold ...............................        80,276        113,651
Depreciation and amortization ....................         7,692          7,727
                                                       ---------      ---------
    Gross profit .................................        12,058         14,065

Selling, general and administrative expenses .....         2,318          1,516
                                                       ---------      ---------
        Income from operations ...................         9,740         12,549

Interest expense .................................         9,744         10,237

Other income (expense):
    Loss on disposal of non-plant assets .........          --             (436)
    Other, net ...................................           687            296
                                                       ---------      ---------
                                                             687           (140)
                                                       ---------      ---------

        Income before income taxes ...............           683          2,172

Provision for income taxes .......................           900          1,238
                                                       ---------      ---------

        Net income ...............................     $    (217)     $     934
                                                       =========      =========

Basic income (loss) per share ....................     $   (0.46)     $    2.07
                                                       =========      =========

Weighted average shares outstanding ..............       470,278        450,278
                                                       =========      =========



            See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                              1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ...................................  $   (217)   $    934
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation of fixed assets ........................     6,463       6,280
    Amortization of goodwill and other assets ...........     1,229       1,446
    Amortization of debt issue costs and deferred premium     1,617       1,436
    Loss on sale of non-plant assets ....................      --           436
    Earnings from limited partnership ...................      (208)       (128)
    Deferred income taxes ...............................    (1,276)        435
    Change in:
      Accounts receivable ...............................    14,008         328
      Inventories .......................................    (7,931)      1,274
      Other assets ......................................      (914)     (2,060)
      Accounts payable ..................................    (2,678)     (2,382)
      Accrued expenses ..................................    (4,600)     (3,095)
                                                           --------    --------
         Net cash provided by operating activities ......     5,493       4,904

Cash flows from investing activities:
    Capital expenditures ................................    (4,019)     (1,871)
    Proceeds from the sale of non-plant assets ..........      --           871
    Distribution from limited partnership ...............       330          40
                                                           --------    --------
         Net cash used in investing activities ..........    (3,689)       (960)

 Cash flows from financing activities:
    Change in bank overdraft ............................       201         695
    Net borrowings (repayments) under revolver ..........       500      (2,000)
    Proceeds from issuance of long-term debt ............      --         3,192
    Payments on long-term debt ..........................    (1,744)     (4,039)
    Payment of cash bonus plan ..........................    (1,957)     (1,948)
    Debt issuance costs .................................      (163)       (290)
    Reduction in note receivable from ESOP ..............       500         500
                                                           --------    --------
         Net cash used in financing activities ..........    (2,663)     (3,890)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ....      (859)         54

Cash and cash equivalents, at beginning of period .......       956         101
                                                           --------    --------

Cash and cash equivalents, at end of period .............  $     97    $    155
                                                           ========    ========



            See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as (the "Company"). The Company through its facility in Houston, Texas is the second largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the interim period ended September 30, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1998. The June 30, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                    SEPTEMBER 30,       JUNE 30,
                                                        1998              1998
                                                       -------           -------
Finished goods .............................           $ 9,601           $ 4,701
Raw materials ..............................            13,964            10,415
Chemicals and supplies .....................             1,576             2,094
                                                       -------           -------
                                                       $25,141           $17,210
                                                       =======           =======


PROPERTY, PLANT AND EQUIPMENT:
                                                    SEPTEMBER 30,       JUNE 30,
                                                        1998              1998
                                                       -------           -------
Chemical plants ...........................           $266,764          $260,808
Construction in progress ...................            11,661            13,624
Other ......................................             2,335             2,308
                                                       -------           -------
                                                       280,760           276,740
Less accumulated depreciation, depletion
    and amortization .......................            55,987            49,523
                                                      --------          --------
                                                      $224,773          $227,217
                                                      ========          ========


OTHER ASSETS:
                                                    SEPTEMBER 30,       JUNE 30,
                                                        1998              1998
                                                       -------           -------
Debt issue costs ...........................           $14,147           $13,984
Organizational costs .......................               573               573
Intangibles and other ......................             3,265             4,502
                                                       -------           -------
                                                        17,985            19,059
Less accumulated amortization ..............             6,361             5,896
                                                       -------           -------
                                                       $11,624           $13,163
                                                       =======           =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                    SEPTEMBER 30,       JUNE 30,
                                                         1998             1998
                                                       -------           -------
Accrued interest ...........................           $ 7,662           $14,581
Property and sales taxes ...................             4,011             2,836
Federal and state taxes ....................             3,418             3,629
Other ......................................             1,877               741
                                                       -------           -------
                                                       $16,968           $21,787
                                                       =======           =======


LONG TERM DEBT:
                                                    SEPTEMBER 30,       JUNE 30,
                                                         1998             1998
                                                       -------           -------
Bank Credit Agreement:
   Term A Loan .............................          $ 20,252          $ 21,003
   Term B Loan .............................            42,146            42,393
   ESOP Loan ...............................             5,500             6,000
   Revolving Credit Loans ..................            12,500            12,000
Senior Subordinated Notes ..................           225,000           225,000
Discount Notes .............................            40,273            38,958
Deferred premium on Senior Subordinated Notes            2,491             2,571
Long-term financing ........................             1,623             1,871
                                                       -------           -------
                                                       349,785           349,796
Less current maturities ....................             6,993             6,982
                                                       -------           -------
Long-term debt .............................          $342,792          $342,814
                                                      ========          ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 3% for Term A and Term B, respectively at September 30, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at September 30, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

5.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 1998
                                 (in thousands)

                                                                     Parent      Guarantor   Non-Guarantors Eliminations    Total
                                                                    ---------    ---------   -------------- ------------   --------
ASSETS
Current assets:
    Cash and cash equivalents ..................................... $    --      $    --      $         97 $       --     $      97
    Accounts receivable - trade ...................................                                 31,290                   31,290
    Inventories ...................................................                                 25,141                   25,141
    Other current assets ..........................................       (73)                      15,749                   15,676
                                                                    ---------    ---------    ------------ ------------   ---------
       Total current assets .......................................       (73)                      72,277                   72,204

Property, plant and equipment, net ................................                                224,773                  224,773
Investments in land held for sale .................................                                  2,579                    2,579
Investment in and advances to limited partnership .................                                  2,913                    2,913
Goodwill, net .....................................................                                172,997                  172,997
Other assets, net of accumulated amortization .....................       471                       11,153                   11,624
Consolidated subsidiaries .........................................    56,834       56,834                     (113,668)         --
                                                                    ---------    ---------    ------------ ------------   ---------
       Total assets ............................................... $  57,232    $  56,834    $    486,692 $   (113,668)  $ 487,090
                                                                    =========    =========    ============ ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ................................................ $    --      $    --      $        201 $       --     $     201
    Accounts payable - trade ......................................                                 25,322                   25,322
    Accrued expenses ..............................................                                 16,968                   16,968
    Current portion of cash bonus plan ............................                                  7,811                    7,811
    Current portion of long-term debt .............................                                  6,993                    6,993
       Total current liabilities ..................................                                 57,295                   57,295

Revolving line of credit ..........................................                                 12,500                   12,500
Long-term debt ....................................................    40,273                      290,019                  330,292
Cash bonus plan ...................................................                                  7,809                    7,809
Deferred income taxes .............................................    (3,595)                      62,235                   58,640

Common stock held by the ESOP .....................................    10,000                                                10,000
Less: unearned compensation .......................................    (5,500)                                               (5,500)

Stockholders' equity:
    Common Stock ..................................................         5                        4,162       (4,162)          5
    Additional paid in capital ....................................    36,264       70,305          71,643     (141,948)     36,264
    Accumulated deficit ...........................................   (20,215)     (13,471)        (13,471)      26,942     (20,215)
    Note receivable from ESOP .....................................                                 (5,500)       5,500          --
                                                                    ---------    ---------    ------------ ------------   ---------
       Total stockholders' equity .................................    16,054       56,834          56,834     (113,668)     16,054
                                                                    ---------    ---------    ------------ ------------   ---------
         Total liabilities and stockholders' equity ............... $  57,232    $  56,834    $    486,692 $   (113,668)  $ 487,090
                                                                    =========    =========    ============ ============   =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                                                     Parent      Guarantor   Non-Guarantors Eliminations    Total
                                                                    ---------    ---------   -------------- ------------   --------
ASSETS
Current assets:
    Cash and cash equivalents ..................................... $    --      $    --      $        956 $       --     $     956
    Accounts receivable - trade ...................................                                 45,298                   45,298
    Inventories ...................................................                                 17,210                   17,210
    Other current assets ..........................................     2,850                       10,786                   13,636
                                                                    ---------    ---------    ------------ ------------   ---------
       Total current assets .......................................     2,850                       74,250                   77,100

Property, plant and equipment, net ................................                                227,217                  227,217
Investments in land held for sale .................................                                  2,579                    2,579
Investment in and advances to limited partnership .................                                  3,035                    3,035
Goodwill, net .....................................................                                174,143                  174,143
Other assets, net of accumulated amortization .....................       484                       12,679                   13,163
Consolidated subsidiaries .........................................    55,679       55,679                     (111,358)       --
                                                                    ---------    ---------    ------------ ------------   ---------
       Total assets ............................................... $  59,013    $  55,679    $    493,903 $   (111,358)  $ 497,237
                                                                    =========    =========    ============ ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable - trade ...................................... $    --      $    --      $     28,000 $       --     $  28,000
    Accrued expenses ..............................................     2,919                       18,868                   21,787
    Current portion of cash bonus plan ............................     7,811                        7,811
    Current portion of long-term debt .............................     6,982                        6,982
                                                                    ---------    ---------    ------------ ------------   ---------
       Total current liabilities ..................................     2,919                       61,661                   64,580

Revolving line of credit ..........................................                                 12,000                   12,000
Long-term debt ....................................................    38,958                      291,856                  330,814
Cash bonus plan ...................................................                                  9,766                    9,766
Deferred income taxes .............................................    (3,135)                      62,941                   59,806

Common stock held by the ESOP .....................................    10,000                                                10,000
Less: unearned compensation .......................................    (6,000)                                               (6,000)

Stockholders' equity:
    Common Stock ..................................................         5                        4,162       (4,162)          5
    Additional paid in capital ....................................    36,264       69,805          71,643     (141,448)     36,264
    Accumulated deficit ...........................................   (19,998)     (14,126)        (14,126)      28,252     (19,998)
    Note receivable from ESOP .....................................                                 (6,000)       6,000          --
                                                                    ---------    ---------    ------------ ------------   ---------
       Total stockholders' equity .................................    16,271       55,679          55,679     (111,358)     16,271
                                                                    ---------    ---------    ------------ ------------   ---------
         Total liabilities and stockholders' equity ............... $  59,013    $  55,679    $    493,903 $   (111,358)  $ 497,237
                                                                    =========    =========    ============ ============   =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 1998
                                 (in thousands)

                                                                  Parent       Guarantor  Non-Guarantors  Eliminations     Total
Revenues .................................................     $    --        $    --       $ 100,026      $    --        $ 100,026
Cost of goods sold .......................................          --             --          80,276           --           80,276
Depreciation and amortization ............................          --             --           7,692           --            7,692
                                                               ---------      ---------     ---------      ---------      ---------
       Gross profit ......................................          --             --          12,058           --           12,058
Selling, general and administrative expenses .............             3           --           2,315           --            2,318
                                                               ---------      ---------     ---------      ---------      ---------
             Income (loss) from operations ...............            (3)         9,743          --            9,740
Interest expense .........................................         1,329          8,415          --            9,744
Other income (expense):
       Loss on disposal of non-plant assets
       Other, net ........................................          --             --             687           --              687
                                                                                                           ---------      ---------
                                                                    --             --             687           --              687
                                                               ---------      ---------     ---------      ---------      ---------
             Income (loss) before income taxes ...........        (1,332)          --           2,015            683
       Provision (benefit) for income taxes ..............          (460)         1,360           900
Equity in net income of subsidiaries .....................           655            655        (1,310)
                                                               ---------      ---------     ---------      ---------      ---------
             Net income (loss) ...........................     $    (217)     $     655     $     655      $  (1,310)     $    (217)
                                                               =========      =========     =========      =========      =========



                       Texas Petrochemical Holdings, Inc.
                   Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 1997
                                 (in thousands)

                                                                 Parent        Guarantor   Non-Guarantors  Eliminations      Total

Revenues .................................................     $    --        $    --       $ 135,443      $    --        $ 135,443
Cost of goods sold .......................................          --             --         113,651           --          113,651
Depreciation and amortization ............................          --             --           7,727           --            7,727
                                                               ---------      ---------     ---------      ---------      ---------
       Gross profit ......................................          --             --          14,065           --           14,065
Selling, general and administrative expenses .............             3           --           1,513           --            1,516
                                                               ---------      ---------     ---------      ---------      ---------
             Income (loss) from operations ...............            (3)          --          12,552           --           12,549
Interest expense .........................................         1,164           --           9,073           --           10,237
Other income (loss) ......................................          --             --            (140)          --             (140)
                                                               ---------      ---------     ---------      ---------      ---------
             Income (loss) before income taxes ...........        (1,167)          --           3,339           --            2,172
Provision (benefit) for income taxes .....................          (408)          --           1,646           --            1,238
Equity in net income of subsidiaries .....................         1,693          1,693          --           (3,386)          --
                                                               ---------     ---------      ---------      ---------      ---------
             Net income ..................................     $     934      $   1,693     $   1,693      $  (3,386)     $     934
                                                               =========      =========     =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1998
                                 (in thousands)

                                                                         Parent      Guarantor    Non-Guarantors Eliminations  Total
                                                                        --------     --------    --------------- ------------ ------
Cash flows from operating activities:
       Net income (loss) ...........................................    $   (217)    $    655    $         655   $   (1,310) $ (217)
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets ................................        --           --              6,463         --     6,463
       Amortization of goodwill and other assets ...................        --           --              1,229         --     1,229
       Amortization of debt issue costs ............................       1,329         --                288         --     1,617
       Earnings from limited partnership ...........................        --           --               (208)        --      (208)
       Deferred income taxes .......................................        (460)        --               (816)        --    (1,276)
       Change in:
           Accounts receivable .....................................        --           --             14,008         --    14,008
           Inventories .............................................        --           --             (7,931)        --    (7,931)
           Other assets ............................................        --           --               (914)        --      (914)
           Accounts payable, accrueds and other ....................           3         --             (7,281)        --    (7,278)
                                                                        --------     --------    ----------------------------------
               Net cash provided by operating activities ...........         655          655            5,493       (1,310   5,493
Cash flows from investing activities:
       Capital expenditures ........................................        --           --             (4,019)        --    (4,019)
       Proceeds from the sale of non-plant assets
       Distribution from limited partnership .......................        --           --                330         --       330
                                                                        --------     --------    ----------------------------------
               Net cash used in investing activities ...............        --           --             (3,689)        --    (3,689)

 Cash flows from financing activities:
       Change in bank overdraft ....................................        --           --                201         --       201
       Net repayments under revolver ...............................        --           --                500         --       500
       Proceeds from issuance of long-term debt
       Payments on long-term debt ..................................        --           --             (1,744)        --    (1,744)
       Payment of cash bonus plan ..................................        --           --             (1,957)        --    (1,957)
       Debt issuance costs .........................................        --           --               (163)        --      (163)
       Reduction in note receivable from ESOP ......................        --           --                500         --       500
                                                                        --------     --------    ----------------------------------
               Net cash used in financing activities ...............        --           --             (2,663)        --    (2,663)
                                                                        --------     --------    ----------------------------------

Net increase (decrease) in cash and cash equivalents ...............         655          655             (859       (1,310    (859)
Cash and cash equivalents, at beginning of period ..................        --           --                956         --       956
                                                                        --------     --------    ----------------------------------
Cash and cash equivalents, at end of period ........................    $    655     $    655    $          97    $  (1,310) $   97
                                                                        ========     ========    ==================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1997
                                 (in thousands)

                                                                         Parent     Guarantor Non-Guarantors Eliminations    Total
                                                                         -------    --------- -------------  -----------    -------
Cash flows from operating activities:
       Net income (loss) ............................................    $   934     $ 1,693    $ 1,693       $(3,386)      $   934
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets .................................       --          --        6,280          --           6,280
       Amortization of goodwill and other assets ....................       --          --        1,446          --           1,446
       Amortization of debt issue costs .............................      1,164        --          272          --           1,436
       Loss on sale of non-plant assets .............................       --          --          436          --             436
       Earnings from limited partnership ............................       --          --         (128)         --            (128)
       Deferred income taxes ........................................       --          --          435          --             435
       Change in:
           Accounts receivable ......................................       --          --          328          --             328
           Inventories ..............................................       --          --        1,274          --           1,274
           Other assets .............................................       (405)       --       (1,655)         --          (2,060)
           Accounts payable, accrueds and other .....................       --          --       (5,477)         --          (5,477)
                                                                         -------     -------    -------       -------       -------
               Net cash provided by operating activities ............      1,693       1,693      4,904        (3,386)        4,904

Cash flows from investing activities:
       Capital expenditures .........................................       --          --       (1,871)         --          (1,871)
       Proceeds from the sale of non-plant assets ...................       --          --          871          --             871
       Distribution from limited partnership ........................       --          --           40          --              40
                                                                         -------     -------    -------       -------       -------
               Net cash used in investing activities ................       --          --         (960)         --            (960)

 Cash flows from financing activities:
       Change in bank overdraft .....................................       --          --          695          --             695
       Net repayments under revolver ................................       --          --       (2,000)         --          (2,000)
       Proceeds from issuance of long-term debt .....................       --          --        3,192          --           3,192
       Payments on long-term debt ...................................       --          --       (4,039)         --          (4,039)
       Payment of cash bonus plan ...................................       --          --       (1,948)         --          (1,948)
       Debt issuance costs ..........................................       --          --         (290)         --            (290)
       Reduction in note receivable from ESOP .......................       --          --          500          --             500
                                                                         -------     -------    -------       -------       -------
               Net cash used in financing activities ................       --          --       (3,890)         --          (3,890)
                                                                         -------     -------    -------       -------       -------

Net increase (decrease) in cash and cash equivalents ................      1,693       1,693         54        (3,386)           54
Cash and cash equivalents, at beginning of period ...................       --          --          101           101
                                                                         -------     -------    -------       -------       -------
Cash and cash equivalents, at end of period .........................    $ 1,693     $ 1,693    $   155       $(3,386)      $   155
                                                                         =======     =======    =======       =======       =======

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three months ended September 30, 1998 and 1997.

REVENUES
                                                THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                   -------------
                                              1998                 1997
                                       ----------------    -----------------
                                                (DOLLARS IN MILLIONS)
Butadiene ......................       $  26.4       27%   $  36.0        27%
MTBE ...........................          44.2       44       61.7        45
n-Butylenes ....................          11.2       11       15.9        12
Specialty Isobutylenes .........          14.8       15       18.3        13
Other(1) .......................           3.4        3        3.5         3
                                       -------   ------    -------    ------
Total ..........................       $ 100.0      100%   $ 135.4       100%
                                       =======   ======    =======    ======

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      -------------
                                                     1998       1997
                                                     ----       ----
                                         (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ....................................      195.9      198.8
MTBE(1) ......................................       65.6       67.9
n-Butylenes ..................................       82.9       85.2
Specialty Isobutylenes .......................       74.9       87.2

(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                          1998               1997
                                                   ----------------   ---------------
                                                          (DOLLARS IN MILLIONS)
Revenues .......................................   $ 100.0      100%  $135.4      100%
Cost of goods sold .............................      80.3       80    113.6       84
Depreciation and amortization ..................       7.7        8      7.7        6
                                                   -------  -------   ------    -----
    Gross profit ...............................      12.0       12     14.1       10
Selling, general and administrative expenses ...       2.3        2      1.5        1
                                                   -------  -------   ------    -----
    Income from operations .....................   $   9.7       10%   $12.6        9%
                                                   =======  =======   ======    =====

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $35.4 million, to $100.0 million for the three months ended September 30, 1998 from $135.4 million for the three months ended September 30, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices and slightly lower sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 28% as a result of lower sales prices as compared to the prior year quarter. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices. N-butylene sale revenues also decreased over the prior year quarter due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volumes is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 15%, or $2.1 million, to $12.0 million for the three months ended September 30, 1998 from $14.1 million for the three months ended September 30, 1997. Gross margin during this period increased to 12.0% from 10.4%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of n-butylenes and specialty isobutylenes. During the current quarter despite lower butadiene sales prices and volume, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior quarter due to lower sales prices, however the majority of the price decline was offset by lower feedstock costs.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 23%, or $2.9 million, to $9.7 million for the three months ended September 30, 1998 from $12.6 million for the three months ended September 30, 1997. Operating margin during this period increased to 9.7% from 9.3%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

    Net cash provided by operating activities was $5.5 million for the three months ended September 30, 1998 compared to $4.9 million for the three months ended September 30, 1997. The increase of $0.6 million was attributable to decreased net income offset by reductions in working capital. Net cash used in investing activities was $3.7 million for the three months ended September 30, 1998 compared to $1.0 million for the three months ended September 30, 1997. The increase of $2.7 million was attributable to increased capital expenditures. Net cash used in financing activities was $2.7 million for the three months ended September 30, 1998 compared to $3.9 million for the three months ended September 30, 1997. The decrease of $1.2 million was attributable to lower repayments of long-term debt.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12.5 million was in use at September 30, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the quarter ended September 30, 1998, $2.0 million of this amount was paid to eligible participants and the remaining $15.6 million will be made in eight equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for three months ended September 30, 1998 were $4.0 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128, SFAS No. 129, SFAS 130, SFAS 131 and SFAS 132 with no material revisions to the disclosure in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze this pronouncement to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipates that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating our own compliance with the year 2000, the Company is currently requesting all of our major customers and suppliers to supply us with a status of their compliance. At this point the Company has not received sufficient responses to determine our exposure to non-compliance by a third party. The Company currently does not have a contingency plan for the year 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                (Registrant)

Dated:  November 13, 1998          By: /s/ CARL S. STUTTS
                                      --------------------------------
                                            (Signature)
                                           Carl S. Stutts
                                       Chief Financial Officer