Form 10-Q
period 1998-12-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1999-02-12
CIK 1019101

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

   The number of shares of common stock of the registrant outstanding as of February 12, 1999 is 527,778.
--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of December 31, 1998 and June 30, 1998      1

   Consolidated Statement of Operations for the three and six months ended
      December 31, 1998 and 1997                                             2

   Consolidated Statement of Cash Flows for the six months ended
      December 31, 1998 and 1997                                             3

   Notes to Consolidated Financial Statements                                4

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                    13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   18
Item 6. Exhibits and Reports on Form 8-K                                    18
Signature                                                                   19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        DECEMBER 31,    JUNE 30,
                                                            1998          1998
                                                         ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ........................   $     204    $     956
    Accounts receivable - trade ......................      45,003       45,298
    Inventories ......................................      18,144       17,210
    Other current assets .............................      18,975       13,636
                                                         ---------    ---------
       Total current assets ..........................      82,326       77,100

Property, plant and equipment, net ...................     225,028      227,217
Investments in land held for sale ....................       2,058        2,579
Investment in and advances to limited partnership ....       2,928        3,035
Goodwill, net ........................................     171,852      174,143
Other assets, net of accumulated amortization ........      10,782       13,163
                                                         ---------    ---------
       Total assets ..................................   $ 494,974    $ 497,237
                                                         =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ...................................   $   3,955    $    --
    Accounts payable - trade .........................      30,809       28,000
    Accrued expenses .................................      21,878       21,787
    Current portion of cash bonus plan ...............       7,810        7,811
    Current portion of long-term debt ................       6,999        6,982
                                                         ---------    ---------
       Total current liabilities .....................      71,451       64,580

Revolving line of credit .............................      12,600       12,000
Long-term debt .......................................     329,770      330,814
Cash bonus plan ......................................       5,856        9,766
Deferred income taxes ................................      57,079       59,806

Commitments and contingencies (Note 4)

Common stock held by the ESOP ........................      12,600       10,000
Less: Unearned compensation ..........................      (6,300)      (6,000)

Stockholders' equity:
    Common stock, $0.01 par value,
       1,000,000 voting and 100,000
       non-voting shares authorized,
       527,778 voting shares issued
       and outstanding ...............................           5            5
    Additional paid in capital .......................      36,394       36,264
    Accumulated deficit ..............................     (24,481)     (19,998)
                                                         ---------    ---------
       Total stockholders' equity ....................      11,918       16,271
                                                         ---------    ---------
         Total liabilities and stockholders' equity ..   $ 494,974    $ 497,237
                                                         =========    =========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                     ---------------------------         ---------------------------
                                                        1998               1997             1998              1997
                                                     ---------         ---------         ---------         ---------
Revenues ........................................    $ 104,918         $ 141,105         $ 204,944         $ 276,548
Cost of goods sold ..............................       89,305           122,189           169,581           235,840
Non-cash ESOP compensation ......................          130              --                 130              --
Depreciation and amortization ...................        7,749             7,736            15,441            15,463
                                                     ---------         ---------         ---------         ---------
  Gross profit ..................................        7,734            11,180            19,792            25,245

Selling, general and administrative expenses ....        1,761             1,667             4,079             3,183
                                                     ---------         ---------         ---------         ---------

      Income from operations ....................        5,973             9,513            15,713            22,062

Interest expense ................................       10,104             9,930            19,848            20,167

Other income (expense):
      Loss on disposal of non-plant assets ......          (44)             --                 (44)             (436)
      Other, net ................................          302               136               989               432
                                                     ---------         ---------         ---------         ---------
                                                           258               136               945                (4)

      Income (loss) before income taxes .........       (3,873)             (281)           (3,190)            1,891

Provision (benefit) for income taxes ............         (907)              378                (7)            1,616
                                                     ---------         ---------         ---------         ---------


      Net income (loss) .........................    $  (2,966)        $    (659)        $  (3,183)        $     275
                                                     =========         =========         =========         =========

Income (loss) per common share ..................    $   (8.70)        $   (1.47)        $   (9.21)        $    0.61
                                                     =========         =========         =========         =========

Weighted average shares outstanding .............      475,278           455,278           472,778           452,778
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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           --------------------
                                                              1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   $ (3,183)   $    275
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation of fixed assets .......................     12,982      12,571
    Amortization of goodwill and other assets ..........      2,457       2,892
    Amortization of debt issue costs, debt discount
     and deferred premium ..............................      3,233       2,871
    Loss on disposal of non-plant assets ...............         44         436
    Earnings from limited partnership ..................       (460)       (278)
    Deferred income taxes ..............................     (2,385)       (784)
    Non-cash ESOP compensation .........................        130        --
    Change in:
      Accounts receivable ..............................        295      (3,788)
      Inventories ......................................       (934)     (3,422)
      Other assets .....................................     (4,259)       (513)
      Accounts payable .................................      2,809       7,262
      Accrued expenses .................................        282       4,182
                                                           --------    --------
         Net cash provided by operating activities .....     11,011      21,704

Cash flows from investing activities:
    Capital expenditures ...............................    (10,793)     (4,480)
    Proceeds from the sale of non-plant assets .........        477         871
    Distribution from limited partnership ..............        567         215
                                                           --------    --------
         Net cash used in investing activities .........     (9,749)     (3,394)

 Cash flows from financing activities:
    Change in bank overdraft ...........................      3,955      (5,127)
    Net borrowings (repayments) under revolver .........        600      (7,000)
    Proceeds from issuance of long-term debt ...........       --         3,192
    Payments on long-term debt .........................     (3,496)     (5,962)
    Payment of cash bonus plan .........................     (3,910)     (3,900)
    Debt issuance costs ................................       (163)       (475)
    Reduction in note receivable from ESOP .............      1,000       1,000
                                                           --------    --------

         Net cash used in financing activities .........     (2,014)    (18,272)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...       (752)         38
Cash and cash equivalents, at beginning of period ......        956         101
                                                           --------    --------

Cash and cash equivalents, at end of period ............   $    204    $    139
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

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 1998 and the results of its operations and cash flows for the interim period ended December 31, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1998. The June 30, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                  DECEMBER 31, JUNE 30,
                                                      1998       1998
                                                   --------   --------

      Finished goods ...........................   $  7,934   $  4,701
      Raw materials ............................      9,024     10,415
      Chemicals and supplies ...................      1,186      2,094
                                                   --------   --------
                                                   $ 18,144   $ 17,210
                                                   ========   ========


PROPERTY, PLANT AND EQUIPMENT:
                                                  DECEMBER 31, JUNE 30,
                                                      1998       1998
                                                   --------   --------

      Chemical plants ..........................   $267,085   $260,808
      Construction in progress .................     18,115     13,624
      Other ....................................      2,335      2,308
                                                   --------   --------
                                                    287,535    276,740
      Less accumulated depreciation, depletion
          and amortization .....................     62,507     49,523
                                                   --------   --------
                                                   $225,028   $227,217
                                                   ========   ========

OTHER ASSETS:
                                                  DECEMBER 31, JUNE 30,
                                                      1998       1998
                                                   --------   --------

      Debt issue costs .........................   $ 14,147   $ 13,984
      Organizational costs .....................        573        573
      Intangibles and other ....................      2,862      4,502
                                                   --------   --------
                                                     17,582     19,059
      Less accumulated amortization ............      6,800      5,896
                                                   --------   --------
                                                   $ 10,782   $ 13,163
                                                   ========   ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                        DECEMBER 31, JUNE 30,
                                                           1998        1998
                                                        --------   --------
      Accrued interest ...............................  $ 14,119   $ 14,581
      Property and sales taxes .......................     4,827      2,836
      Federal and state taxes ........................     1,725      3,629
      Other ..........................................     1,207        741
                                                        --------   --------
                                                        $ 21,878   $ 21,787
                                                        ========   ========


LONG TERM DEBT:
                                                        DECEMBER 31, JUNE 30,
                                                           1998        1998
                                                        --------   --------
      Bank Credit Agreement:
         Term A Loan .................................   $ 19,502   $ 21,003
         Term B Loan .................................     41,900     42,393
         ESOP Loan ...................................      5,000      6,000
         Revolving Credit Loans ......................     12,600     12,000
      Senior Subordinated Notes ......................    225,000    225,000
      Discount Notes .................................     41,588     38,958
      Deferred premium on Senior Subordinated Notes ..      2,411      2,571
      Long-term financing ............................      1,368      1,871
                                                         --------   --------
                                                          349,369    349,796
      Less current maturities ........................      6,999      6,982
                                                         --------   --------
      Long-term debt .................................   $342,370   $342,814
                                                         ========   ========

    The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at December 31, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at December 31, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Discount Notes are due 2007 and bear interest at 131/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 1998
                                 (in thousands)

                                                  Parent        Guarantor     Non-Guarantors   Eliminations       Total
                                                ---------       ---------       ---------       ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents ............      $    --         $    --         $     204       $    --         $     204
    Accounts receivable - trade ..........           --            45,003          45,003            --              --
    Inventories ..........................         18,144            --              --              --            18,144
    Other current assets .................           (105)           --            19,080            --            18,975
                                                ---------       ---------       ---------       ---------       ---------
       Total current assets ..............           (105)           --            82,431            --            82,326

Property, plant and equipment, net .......           --              --           225,028            --           225,028
Investments in land held for sale ........           --              --             2,058            --             2,058
Investment in and advances to limited
 partnership .............................           --              --             2,928            --             2,928
Goodwill, net ............................           --              --           171,852            --           171,852
Other assets, net of accumulated
 amortization ............................            485            --            10,297            --            10,782
Consolidated subsidiaries ................         55,370          55,370            --          (110,740)           --
                                                ---------       ---------       ---------       ---------       ---------
       Total assets ......................      $  55,750       $  55,370       $ 494,594       $(110,740)      $ 494,974
                                                =========       =========       =========       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft .......................      $    --         $    --         $   3,955       $    --         $   3,955
    Accounts payable - trade .............           --              --            30,809            --            30,809
    Accrued expenses .....................           --              --            21,878            --            21,878
    Current portion of cash bonus plan ...           --              --             7,810            --             7,810
    Current portion of long-term debt ....           --              --             6,999            --             6,999
                                                ---------       ---------       ---------       ---------       ---------
       Total current liabilities .........           --              --            71,451            --            71,451

Revolving line of credit .................           --              --            12,600            --            12,600
Long-term debt ...........................         41,588            --           288,182            --           329,770
Cash bonus plan ..........................           --              --             5,856            --             5,856
Deferred income taxes ....................         (4,056)           --            61,135            --            57,079

Common stock held by the ESOP ............         12,600            --              --              --            12,600
Less: unearned compensation ..............         (6,300)           --              --              --            (6,300)

Stockholders' equity:
    Common Stock .........................              5            --             4,162          (4,162)              5
    Additional paid in capital ...........         36,394          70,935          71,773        (142,708)         36,394
    Accumulated deficit ..................        (24,481)        (15,565)        (15,565)         31,130         (24,481)
    Note receivable from ESOP ............           --              --            (5,000)          5,000            --
                                                ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity ........         11,918          55,370          55,370        (110,740)         11,918
                                                ---------       ---------       ---------       ---------       ---------
       Total liabilities and
        stockholders' equity .............      $  55,750       $  55,370       $ 494,594       $(110,740)      $ 494,974
                                                =========       =========       =========       =========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                                       Parent       Guarantor    Non-Guarantors   Eliminations      Total
                                                     ---------      ---------      ---------      ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents ....................   $    --        $    --        $     956      $    --        $     956
    Accounts receivable - trade ..................        --             --           45,298           --           45,298
    Inventories ..................................        --             --           17,210           --           17,210
    Other current assets .........................       2,850           --           10,786           --           13,636
                                                     ---------      ---------      ---------      ---------      ---------
       Total current assets ......................       2,850           --           74,250           --           77,100

Property, plant and equipment, net ...............        --             --          227,217           --          227,217
Investments in land held for sale ................        --             --            2,579           --            2,579
Investment in and advances to limited
 partnership .....................................        --             --            3,035           --            3,035
Goodwill, net ....................................        --             --          174,143           --          174,143
Other assets, net of accumulated amortization ....         484           --           12,679           --           13,163
Consolidated subsidiaries ........................      55,679         55,679           --         (111,358)          --
                                                     ---------      ---------      ---------      ---------      ---------
       Total assets ..............................   $  59,013      $  55,679      $ 493,903      $(111,358)     $ 497,237
                                                     =========      =========      =========      =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade .....................   $    --        $    --        $  28,000      $    --        $  28,000
    Accrued expenses .............................       2,919           --           18,868           --           21,787
    Current portion of cash bonus plan ...........        --             --            7,811           --            7,811
    Current portion of long-term debt ............        --             --            6,982           --            6,982
                                                     ---------      ---------      ---------      ---------      ---------
       Total current liabilities .................       2,919           --           61,661           --           64,580

Revolving line of credit .........................        --             --           12,000           --           12,000
Long-term debt ...................................      38,958           --          291,856           --          330,814
Cash bonus plan ..................................        --             --            9,766           --            9,766
Deferred income taxes ............................      (3,135)          --           62,941           --           59,806

Common stock held by the ESOP ....................      10,000           --             --             --           10,000
Less: unearned compensation ......................      (6,000)          --             --             --           (6,000)

Stockholders' equity:
    Common Stock .................................           5           --            4,162         (4,162)             5
    Additional paid in capital ...................      36,264         69,805         71,643       (141,448)        36,264
    Accumulated deficit ..........................     (19,998)       (14,126)       (14,126)        28,252        (19,998)
    Note receivable from ESOP ....................        --             --           (6,000)         6,000           --
                                                     ---------      ---------      ---------      ---------      ---------
       Total stockholders' equity ................      16,271         55,679         55,679       (111,358)        16,271
                                                     ---------      ---------      ---------      ---------      ---------
       Total liabilities and
        stockholders' equity .....................   $  59,013      $  55,679      $ 493,903      $(111,358)     $ 497,237
                                                     =========      =========      =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Consolidating Statement of Income
                       Six Months Ended December 31, 1998
                                 (in thousands)

                                                             Parent        Guarantor     Non-Guarantors   Eliminations       Total
                                                           ---------       ---------       ---------       ---------      ---------
Revenues ............................................      $    --         $    --         $ 204,944       $    --        $ 204,944
Cost of goods sold ..................................           --              --           169,581            --          169,581
Non-cash ESOP compensation ..........................           --              --               130            --              130
Depreciation and amortization .......................           --              --            15,441            --           15,441
                                                           ---------       ---------       ---------       ---------      ---------
                                                                                                                          ---------

    Gross profit ....................................           --              --            19,792            --           19,792
Selling, general and administrative expenses ........              7            --             4,072            --            4,079
                                                           ---------       ---------       ---------       ---------      ---------

        Income (loss) from operations ...............             (7)           --            15,720            --           15,713
Interest expense ....................................          2,656            --            17,192            --           19,848
Other income (expense):
    Loss on disposal of non-plant assets ............           --              --               (44)           --              (44)
    Other, net ......................................           --              --               989            --              989
                                                           ---------       ---------       ---------       ---------      ---------
                                                                --              --               945            --              945
                                                           ---------       ---------       ---------       ---------      ---------
        Income (loss) before income taxes ...........         (2,663)           --              (527)           --           (3,190)
    Provision (benefit) for income taxes ............           (919)           --               912            --               (7)
Equity in net income of subsidiaries ................         (1,439)         (1,439)           --             2,878           --
                                                           ---------       ---------       ---------       ---------      ---------
        Net income (loss) ...........................      $  (3,183)      $  (1,439)      $  (1,439)      $   2,878      $  (3,183)
                                                           =========       =========       =========       =========      =========

                       Texas Petrochemical Holdings, Inc.
                Supplemental Consolidating Statement of Income
                       Six Months Ended December 31, 1997
                                 (in thousands)

                                                             Parent        Guarantor     Non-Guarantors   Eliminations       Total
                                                           ---------       ---------     --------------   ------------    ---------
Revenues ............................................      $    --         $    --         $ 276,548       $    --        $ 276,548
Cost of goods sold ..................................           --              --           235,840            --          235,840
Depreciation and amortization .......................           --              --            15,463            --           15,463
                                                           ---------       ---------       ---------       ---------      ---------

    Gross profit ....................................           --              --            25,245            --           25,245
Selling, general and administrative
 expenses ...........................................              3            --             3,180            --            3,183
                                                           ---------       ---------       ---------       ---------      ---------

        Income (loss) from operations ...............             (3)           --            22,065            --           22,062
Interest expense ....................................          2,328            --            17,839            --           20,167
Other income (loss) .................................           --              --                (4)           --               (4)
                                                           ---------       ---------       ---------       ---------      ---------
        Income (loss) before income taxes ...........         (2,331)           --             4,222            --            1,891
Provision (benefit) for income taxes ................           (816)           --             2,432            --            1,616
Equity in net income of subsidiaries ................          1,790           1,790            --            (3,580)          --
                                                           ---------       ---------       ---------       ---------      ---------
        Net income ..................................      $     275       $   1,790       $   1,790       $  (3,580)     $     275
                                                           =========       =========       =========       =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 1998
                                 (in thousands)

                                                             Parent      Guarantor   Non-Guarantors Eliminations   Total
                                                           --------      --------    -------------- ------------  --------
Cash flows from operating activities:
    Net income (loss) ...................................  $ (3,183)     $ (1,439)     $ (1,439)     $  2,878     $ (3,183)
    Adjustments to reconcile net
     income to net cash provided by
      operating activities:
    Depreciation of fixed assets ........................      --            --          12,982          --         12,982
    Amortization of goodwill and other assets ...........      --            --           2,457          --          2,457
    Amortization of debt issue costs ....................     2,656          --             577          --          3,233
    Loss on disposal of non-plant assets ................      --            --              44          --             44
    Earnings from limited partnership ...................      --            --            (460)         --           (460)
    Deferred income taxes ...............................      (919)         --          (1,466)         --         (2,385)
    Non-cash ESOP compensation ..........................      --            --             130          --            130
    Change in:
      Accounts receivable ...............................      --            --             295          --            295
      Inventories .......................................      --            --            (934)         --           (934)
      Other assets ......................................      --            --          (4,259)         --         (4,259)
      Accounts payable, accrueds and other ..............         7          --           3,084          --          3,091
                                                           --------      --------      --------      --------     --------
         Net cash provided by operating activities ......    (1,439)       (1,439)       11,011         2,878       11,011
Cash flows from investing activities:
    Capital expenditures ................................      --            --         (10,793)         --        (10,793)
    Proceeds from the sale of non-plant assets ..........      --            --             477          --            477
    Distribution from limited partnership ...............      --            --             567          --            567
                                                           --------      --------      --------      --------     --------
         Net cash used in investing activities ..........      --            --          (9,749)         --         (9,749)

 Cash flows from financing activities:
    Change in bank overdraft ............................      --            --           3,955          --          3,955
    Net repayments under revolver .......................      --            --             600          --            600
    Proceeds from issuance of long-term debt:
    Payments on long-term debt ..........................      --            --          (3,496)         --         (3,496)
    Payment of cash bonus plan ..........................      --            --          (3,910)         --         (3,910)
    Debt issuance costs .................................      --            --            (163)         --           (163)
    Reduction in note receivable from ESOP ..............      --            --           1,000          --          1,000
                                                           --------      --------      --------      --------     --------

         Net cash used in financing activities ..........      --            --          (2,014)         --         (2,014)
                                                           --------      --------      --------      --------     --------

Net increase (decrease) in cash and cash equivalents ....    (1,439)       (1,439)         (752)        2,878         (752)
Cash and cash equivalents, at beginning of period .......      --            --             956          --            956
                                                           --------      --------      --------      --------     --------
Cash and cash equivalents, at end of period .............  $ (1,439)     $ (1,439)     $    204      $  2,878     $    204
                                                           ========      ========      ========      ========     ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 1997
                                 (in thousands)

                                                             Parent      Guarantor   Non-Guarantors Eliminations     Total
                                                            --------     ---------   -------------- ------------   --------
Cash flows from operating activities:
    Net income (loss) ....................................  $    275      $  1,790     $  1,790      $ (3,580)     $    275
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation of fixed assets .........................      --            --         12,571          --          12,571
    Amortization of goodwill and other assets ............      --            --          2,892          --           2,892
    Amortization of debt issue costs .....................     2,328          --            543          --           2,871
    Loss on sale of non-plant assets .....................      --            --            436          --             436
    Earnings from limited partnership ....................      --            --           (278)         --            (278)
    Deferred income taxes ................................      --            --           (784)         --            (784)
    Change in:
      Accounts receivable ................................      --            --         (3,788)         --          (3,788)
      Inventories ........................................      --            --         (3,422)         --          (3,422)
      Other assets .......................................      (813)         --            300          --            (513)
      Accounts payable, accruels and other ...............      --            --         11,444          --          11,444
                                                            --------      --------     --------      --------      --------

         Net cash provided by operating activities .......     1,790         1,790       21,704        (3,580)       21,704

Cash flows from investing activities:
    Capital expenditures .................................      --            --         (4,480)         --          (4,480)
    Proceeds from the sale of non-plant assets ...........      --            --            871          --             871
    Distribution from limited partnership ................      --            --            215          --             215
                                                            --------      --------     --------      --------      --------
         Net cash used in investing activities ...........      --            --         (3,394)         --          (3,394)

 Cash flows from financing activities:
    Change in bank overdraft .............................      --            --         (5,127)         --          (5,127)
    Net repayments under revolver ........................      --            --         (7,000)         --          (7,000)
    Proceeds from issuance of long-term debt .............      --            --          3,192          --           3,192
    Payments on long-term debt ...........................      --            --         (5,962)         --          (5,962)
    Payment of cash bonus plan ...........................      --            --         (3,900)         --          (3,900)
    Debt issuance costs ..................................      --            --           (475)         --            (475)
    Reduction in note receivable from ESOP ...............      --            --          1,000          --           1,000
                                                            --------      --------     --------      --------      --------

         Net cash used in financing activities ...........      --            --        (18,272)         --         (18,272)
                                                            --------      --------     --------      --------      --------


Net increase (decrease) in cash and cash equivalents .....     1,790         1,790           38        (3,580)           38
Cash and cash equivalents, at beginning of period ........      --            --            101          --             101
                                                            --------      --------     --------      --------      --------
Cash and cash equivalents, at end of period ..............  $  1,790      $  1,790     $    139      $ (3,580)     $    139
                                                            ========      ========     ========      ========      ========

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and six months ended December 31, 1998 and 1997.

REVENUES

                               THREE MONTHS ENDED              SIX MONTHS ENDED
                         ----------------------------    ----------------------------
                                   DECEMBER 31,                   DECEMBER 31,
                               1998            1997           1998            1997
                         ------------    ------------    ------------    ------------
                                          (DOLLARS IN MILLIONS)
Butadiene ............   $ 26.7    25%   $ 36.6    26%   $ 53.1    26%   $ 72.6    26%
MTBE .................     50.6    48      64.1    45      94.8    46     125.8    45
n-Butylenes ..........     12.5    12      16.6    12      23.7    12      32.5    12
Specialty Isobutylenes     11.8    12      19.1    14      26.6    13      37.4    14
Other(1) .............      3.3     3       4.7     3       6.7     3       8.2     3
                         ------   ---    ------   ---    ------   ---    ------   ---
Total ................   $104.9   100%   $141.1   100%   $204.9   100%   $276.5   100%
                         ======   ===    ======   ===    ======   ===    ======   ===

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                      DECEMBER 31,            DECEMBER 31,
                                   -----------------       ----------------
                                   1998         1997       1998        1997
                                   ----         ----       ----        ----
                                   (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ......................   217.2       203.6       413.2       402.3
MTBE(1) ........................    85.8        73.4       151.4       141.3
n-Butylenes ....................    86.6        93.0       169.7       178.3
Specialty Isobutylenes .........    61.3        91.5       136.2       178.7

(1) Volumes in millions of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                               DECEMBER 31,                     DECEMBER 31,
                                      ----------------------------    ----------------------------
                                           1998             1997            1998           1997
                                      ------------    ------------    ------------    ------------
                                                         (DOLLARS IN MILLIONS)
Revenues ..........................   $104.9   100%   $141.1   100%   $204.9   100%   $276.5   100%

Cost of goods sold ................     89.3    85     122.2    87     169.6    83     235.8    85

Non-cash ESOP compensation ........      0.1     1      --     --        0.1   --       --     --
Depreciation and amortization .....      7.8     7       7.7     5      15.4     7      15.5     6
                                      ------   ---    ------   ---    ------   ---    ------   ---

    Gross profit ..................      7.7     7      11.2     8      19.8    10      25.2     9
Selling, general and administrative      1.7     1       1.7     1       4.1     2       3.2     1
                                      ------   ---    ------   ---    ------   ---    ------   ---

    Income from operations ........   $  6.0     6%   $  9.5     7%   $ 15.7     8%   $ 22.0     8%
                                      ======   ===    ======   ===    ======   ===    ======   ===


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER
 31, 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $36.2 million, to $104.9 million for the three months ended December 31, 1998 from $141.1 million for the three months ended December 31, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices partially offset by higher sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 21% as a result of lower sales prices as compared to the prior year quarter partially offset by higher sales volumes. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices, which fell sharply during the period. N-butylene sales revenues also decreased over the prior year quarter due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volume is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 31%, or $3.5 million, to $7.7 million for the three months ended December 31, 1998 from $11.2 million for the three months ended December 31, 1997. Gross margin during this period decreased to 7.3% from 7.9%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of n-butylenes and specialty isobutylenes. During the current quarter despite lower butadiene sales prices, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior quarter due to lower sales prices, however a portion of the price decline was offset by lower feedstock costs.

    INCOME FROM OPERATIONS

    Income from operations decreased by approximately 37%, or $3.5 million, to $6.0 million for the three months ended December 31, 1998 from $9.5 million for the three months ended December 31, 1997. Operating margin during this period decreased to 5.7% from 6.7%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31,
 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $71.6 million, to $204.9 million for the six months ended December 31, 1998 from $276.5 million for the six months ended December 31, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices partially offset by higher sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 25% as a result of lower sales prices as compared to the prior year partially offset by higher sales volumes. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices. N-butylene sale revenues also decreased over the prior year due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volume is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 21%, or $5.4 million, to $19.8 million for the six months ended December 31, 1998 from $25.2 million for the six months ended December 31, 1997. Gross margin during this period increased to 9.7% from 9.1%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of specialty isobutylenes. During the current period, despite lower butadiene sales prices, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior year due to lower sales prices, however a portion of the price decline was offset by lower feedstock costs.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 29%, or $6.3 million, to $15.7 million for the six months ended December 31, 1998 from $22.0 million for the six months ended December 31, 1997. Operating margin during this period decreased to 7.7% from 7.9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.


LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31,
 1997

    Net cash provided by operating activities was $11.0 million for the six months ended December 31, 1998 compared to $21.7 million for the six months ended December 31, 1997. The decrease of $10.7 million was attributable to decreased net income and increases in working capital. Net cash used in investing activities was $9.7 million for the six months ended December 31, 1998 compared to $3.4 million for the six months ended December 31, 1997. The increase of $6.3 million was attributable to increased capital expenditures. Net cash used in financing activities was $2.0 million for the six months ended December 31, 1998 compared to $18.3 million for the six months ended December 31, 1997. The decrease of $16.3 million was attributable to the change in bank overdraft and lower repayments of long-term debt and the revolver.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12.6 million was in use at December 31, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the six months ended December 31, 1998, $3.9 million of this amount was paid to eligible participants and the remaining $13.7 million will be made in future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the six months ended December 31, 1998 were $10.8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


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

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipates that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but they are not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating its own compliance with the year 2000, the Company is currently requesting all of its major customers and suppliers to supply it with a report of the status of their compliance. At this point, the Company has not received sufficient responses to determine its exposure to non-compliance by a third party. The Company is in the process of preparing a contingency plan for the year 2000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                            (Registrant)




Dated:  February 12, 1999          By: /s/    CARL S. STUTTS
                                      ------------------------------
                                                (Signature)
                                              Carl S. Stutts
                                        Vice President Finance and
                                           Corporate Development