Form 10-Q
period 1999-03-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1999-05-14
CIK 1019101

-------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   The number of shares of common stock of the registrant outstanding as of May 13, 1999 is 527,778.

         -------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of March 31, 1999 and June 30, 1998 ......    1

   Consolidated Statement of Operations for the three and nine months ended
      March 31, 1999 and 1998 .............................................    2
   Consolidated Statement of Cash Flows for the nine months ended
      March 31, 1999 and 1998 .............................................    3

   Notes to Consolidated Financial Statements .............................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results
   of Operations ..........................................................    8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   13
Item 6. Exhibits and Reports on Form 8-K ..................................   13
Signature .................................................................   14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         MARCH 31,     JUNE 30,
                                                           1999          1998
                                                         ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ........................   $      77    $     956
    Accounts receivable - trade ......................      39,529       45,298
    Inventories ......................................      15,980       17,210
    Other current assets .............................      15,889       13,636
                                                         ---------    ---------
       Total current assets ..........................      71,475       77,100

Property, plant and equipment, net ...................     222,670      227,217
Investments in land held for sale ....................       2,058        2,579
Investment in and advances to limited partnership ....       2,871        3,035
Goodwill, net ........................................     170,706      174,143
Other assets, net of accumulated amortization ........      10,245       13,163
                                                         ---------    ---------
       Total assets ..................................   $ 480,025    $ 497,237
                                                         =========    =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Bank overdraft ...................................   $   2,331    $    --
    Accounts payable - trade .........................      30,354       28,000
    Accrued expenses .................................      10,571       21,787
    Current portion of cash bonus plan ...............       7,810        7,811
    Current portion of long-term debt ................       6,999        6,982
                                                         ---------    ---------
       Total current liabilities .....................      58,065       64,580

Revolving line of credit .............................      14,800       12,000
Long-term debt .......................................     329,355      330,814
Cash bonus plan ......................................       3,881        9,766
Deferred income taxes ................................      56,376       59,806

Commitments and contingencies (Note 4)
    Common stock held by the ESOP ....................      12,600       10,000
    Less:  Unearned Compensation .....................      (5,670)      (6,000)

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000
     voting and 100,000 non-voting shares
     authorized, 527,778 voting shares issued
     and outstanding .................................           5            5
    Additional paid in capital .......................      36,608       36,264
    Accumulated deficit ..............................     (25,997)     (19,998)
                                                         ---------    ---------
       Total stockholders' equity ....................      10,618       16,271
         Total liabilities and stockholders' equity ..   $ 480,025    $ 497,237
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                               MARCH 31,                 MARCH 31,
                                       ----------------------    ----------------------
                                          1999         1998         1999         1998
                                       ---------    ---------    ---------    ---------
Revenues ...........................   $ 108,090    $ 113,369    $ 313,034    $ 389,917
Cost of goods sold .................      92,394       98,430      261,975      334,270
Non-cash ESOP compensation .........         147         --            277         --
Depreciation and amortization ......       5,657        7,757       21,098       23,220
                                       ---------    ---------    ---------    ---------
  Gross profit .....................       9,892        7,182       29,684       32,427

Selling, general and
 administrative expenses ...........       1,771        1,897        5,850        5,080
                                       ---------    ---------    ---------    ---------
      Income from operations .......       8,121        5,285       23,834       27,347

Interest expense ...................       9,890       10,041       29,738       30,208

Other income (expense):
      Loss on disposal of
        non-plant assets ...........        --           --            (44)        (436)
      Other, net ...................         209          308        1,198          740
                                       ---------    ---------    ---------    ---------
                                             209          308        1,154          304

      Income (loss) before
       income taxes ................      (1,560)      (4,448)      (4,750)      (2,557)

Provision (benefit) for income taxes        (174)      (1,128)        (181)         488
                                       ---------    ---------    ---------    ---------
      Net income (loss) ............   $  (1,386)   $  (3,320)   $  (4,569)   $  (3,045)
                                       =========    =========    =========    =========
Income (loss) per share ............   $   (2.89)   $   (7.21)   $  (12.07)   $   (6.69)
                                       =========    =========    =========    =========
Weighted average shares outstanding      480,278      460,278      475,278      455,278
                                       =========    =========    =========    =========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
Cash flows from operating activities:
    Net income (loss) ....................................   $ (4,569)   $ (3,045)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation of fixed assets .........................     17,413      18,881
    Amortization of goodwill and other assets ............      3,685       4,339
    Amortization of debt issue costs and deferred premium       4,941       4,386
    Loss on disposal of non-plant assets .................         44         436
    Earnings from limited partnership ....................       (616)       (446)
    Deferred income taxes ................................     (3,235)     (3,264)
    Non-cash ESOP compensation ...........................        277        --
    Change in:
      Accounts receivable ................................      5,769       7,142
      Inventories ........................................      1,230      (6,596)
      Other assets .......................................       (955)      2,398
      Accounts payable ...................................      2,354      (6,414)
      Accrued expenses ...................................    (10,960)     (6,057)
                                                             --------    --------
         Net cash provided by operating activities .......     15,378      11,760

Cash flows from investing activities:
    Capital expenditures .................................    (12,863)     (8,907)
    Proceeds from the sale of non-plant assets ...........        477         871
    Distribution from limited partnership ................        780         410
                                                             --------    --------
         Net cash used in investing activities ...........    (11,606)     (7,626)

 Cash flows from financing activities:
    Change in bank overdraft .............................      2,331      (4,910)
    Net borrowings (repayments) under revolver ...........      2,800      10,400
    Proceeds from issuance of long-term debt .............       --         3,192
    Payments on long-term debt ...........................     (5,233)     (7,900)
    Payment of cash bonus plan ...........................     (5,886)     (5,850)
    Debt issuance costs ..................................       (163)       (568)
    Reduction in note receivable from ESOP ...............      1,500       1,500
                                                             --------    --------
         Net cash used in financing activities ...........     (4,651)     (4,136)
                                                             --------    --------
Net increase (decrease) in cash and cash equivalents .....       (879)         (2)
Cash and cash equivalents, at beginning of period ........        956         101
                                                             --------    --------
Cash and cash equivalents, at end of period ..............   $     77    $     99
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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the interim period ended March 31, 1999. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1998. The June 30, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                           MARCH 31,    JUNE 30,
                                                             1999         1998
                                                           --------     --------
      Finished goods .................................     $  7,268     $  4,701
      Raw materials ..................................        7,381       10,415
      Chemicals and supplies .........................        1,331        2,094
                                                           --------     --------
                                                           $ 15,980     $ 17,210


PROPERTY, PLANT AND EQUIPMENT:

                                                           MARCH 31,    JUNE 30,
                                                             1999         1998
                                                           --------     --------
      Chemical plants ................................     $268,370     $260,808
      Construction in progress .......................       18,901       13,624
      Other ..........................................        2,335        2,308
                                                           --------     --------
                                                            289,606      276,740
      Less accumulated depreciation, depletion
          and amortization ...........................       66,936       49,523
                                                           --------     --------
                                                           $222,670     $227,217


OTHER ASSETS:

                                                           MARCH 31,    JUNE 30,
                                                             1999         1998
                                                           --------     --------
      Debt issue costs ...............................     $ 14,104     $ 13,984
      Organizational costs ...........................          573          573
      Intangibles and other ..........................        2,862        4,502
                                                           --------     --------
                                                             17,539       19,059
      Less accumulated amortization ..................        7,294        5,896
                                                           --------     --------
                                                           $ 10,245     $ 13,163

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                            MARCH 31,   JUNE 30,
                                                              1999        1998
                                                            --------    --------
      Accrued interest .................................    $  7,759    $ 14,581
      Property and sales taxes .........................         955       2,836
      Federal and state taxes ..........................         816       3,629
      Other ............................................       1,041         741
                                                            --------    --------
                                                            $ 10,571    $ 21,787


LONG TERM DEBT:

                                                            MARCH 31,   JUNE 30,
                                                              1999        1998
                                                            --------    --------
      Bank Credit Agreement:
         Term A Loan ...................................    $ 18,752    $ 21,003
         Term B Loan ...................................      41,653      42,393
         ESOP Loan .....................................       4,500       6,000
         Revolving Credit Loans ........................      14,800      12,000
      Senior Subordinated Notes ........................     225,000     225,000
      Discount Notes ...................................      42,991      38,958
      Deferred premium on Senior Subordinated Notes ....       2,330       2,571
      Long-term financing ..............................       1,128       1,871
                                                            --------    --------
                                                             351,154     349,796
      Less current maturities ..........................       6,999       6,982
                                                            --------    --------
      Long-term debt ...................................    $344,155    $342,814
                                                            ========    ========

    The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at March 31, 1999) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at March 31, 1999). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginninG in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 March 31, 1999
                                 (in thousands)

                                                          Parent       Guarantor   Non-Guarantors  Eliminations      Total
                                                        ---------     ----------   --------------  ------------    ---------
ASSETS
Current assets:
       Cash and cash equivalents                        $       -     $       -      $      77     $       -       $      77
       Accounts receivable - trade                                                      39,529                        39,529
       Inventories                                                                      15,980                        15,980
       Other current assets                                   (41)                      15,930                        15,889
                                                        ---------     ---------      ---------     -----------     ---------
            Total current assets                              (41)                      71,516                        71,475

Property, plant and equipment, net                                                     222,670                       222,670
Investments in land held for sale                                                        2,058                         2,058
Investment in and advances to limited partnership                                        2,871                         2,871
Goodwill, net                                                                          170,706                       170,706
Other assets, net of accumulated amortization                 472                        9,773                        10,245
Consolidated subsidiaries                                  55,561        55,561                       (111,122)         -
                                                        ---------     ---------      ---------        ---------    ------
            Total assets                                $  55,992     $  55,561      $ 479,594     $  (111,122)    $480,025
                                                        =========     =========      =========     ===========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Bank overdraft                                   $       -     $       -      $   2,331     $     -         $   2,331
       Accounts payable - trade                                                         30,354                        30,354
       Accrued expenses                                                                 10,571                        10,571
       Current portion of cash bonus plan                                                7,810                         7,810
       Current portion of long-term debt                                                 6,999                         6,999
                                                        ---------     ---------      ---------     -----------     ---------
            Total current liabilities                                                   58,065                        58,065

Revolving line of credit                                                                14,800                        14,800
Long-term debt                                             42,991                      286,364                       329,355
Cash bonus plan                                                                          3,881                         3,881
Deferred income taxes                                      (4,547)                      60,923                        56,376

Common stock held by the ESOP                              12,600                                                     12,600
Less: unearned compensation                                (5,670)                                                    (5,670)

Stockholders' equity:
       Common Stock                                             5                        4,162          (4,162)            5
       Additional paid in capital                          36,608        71,582         71,920        (143,502)       36,608
       Accumulated deficit                                (25,997)      (16,021)       (16,021)         32,042       (25,997)
       Note receivable from ESOP                                                        (4,500)          4,500           -
                                                        ---------     ---------      ---------     -----------     -------
            Total stockholders' equity                     10,618        55,561         55,561        (111,122)       10,618
                                                        ---------     ---------      ---------     ------------    ---------
Total liabilities and stockholders' equity              $  55,992     $  55,561      $479,594      $  (111,122)    $480,025
                                                        =========     =========      ========      ============    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                                          Parent       Guarantor   Non-Guarantors  Eliminations      Total
                                                        ---------     ----------   --------------  ------------    ---------
ASSETS
Current assets:
       Cash and cash equivalents                        $       -     $       -      $     956     $       -       $     956
       Accounts receivable - trade                                                      45,298                        45,298
       Inventories                                                                      17,210                        17,210
       Other current assets                                 2,850                       10,786                        13,636
                                                        ---------     ---------      ---------     ---------       ---------
            Total current assets                            2,850                       74,250                        77,100

Property, plant and equipment, net                                                     227,217                       227,217
Investments in land held for sale                                                        2,579                         2,579
Investment in and advances to limited partnership                                        3,035                         3,035
Goodwill, net                                                                          174,143                       174,143
Other assets, net of accumulated amortization                 484                       12,679                        13,163
Consolidated subsidiaries                                  55,679        55,679                     (111,358)           -
                                                        ---------     ---------      ---------      ---------      ------
            Total assets                                $  59,013     $  55,679      $ 493,903    $ (111,358)      $497,237
                                                        =========     =========      =========    ===========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
       Accounts payable - trade                         $    -        $    -         $  28,000     $     -         $  28,000
       Accrued expenses                                     2,919                       18,868                        21,787
       Current portion of cash bonus plan                                                7,811                         7,811
       Current portion of long-term debt                                                 6,982                         6,982
                                                        ---------     ---------      ---------     ---------       ---------
            Total current liabilities                       2,919                       61,661                        64,580

Revolving line of credit                                                                12,000                        12,000
Long-term debt                                             38,958                      291,856                       330,814
Cash bonus plan                                                                          9,766                         9,766
Deferred income taxes                                      (3,135)                      62,941                        59,806

Common stock held by the ESOP                              10,000                                                     10,000
Less: unearned compensation                                (6,000)                                                    (6,000)

Stockholders' equity:
       Common Stock                                             5                        4,162        (4,162)              5
       Additional paid in capital                          36,264        69,805         71,643      (141,448)         36,264
       Accumulated deficit                                (19,998)      (14,126)       (14,126)       28,252         (19,998)
       Note receivable from ESOP                                                        (6,000)        6,000             -
                                                        ---------     ---------      ---------     ---------       -------
            Total stockholders' equity                     16,271        55,679         55,679      (111,358)         16,271
                                                        ---------     ---------      ---------     ----------      ---------
Total liabilities and stockholders' equity              $  59,013     $  55,679      $493,903      $(111,358)      $497,237
                                                        =========     =========      ========      ==========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Consolidating Statement of Income
                        Nine Months Ended March 31, 1999
                                 (in thousands)

                                                   Parent        Guarantor   Non-Guarantors  Eliminations       Total
                                                 ---------       ---------   --------------  ------------     ---------
Revenues                                         $       -       $     -       $ 313,034      $       -       $ 313,034
Cost of goods sold                                                               261,975                        261,975
Non-cash ESOP compensation                                                           277                            277
Depreciation and amortization                                                     21,098                         21,098
                                                                               ---------                      ---------
       Gross profit                                                               29,684                         29,684
Selling, general and administrative expenses             8                         5,842                          5,850
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) from operations              (8)                       23,842                         23,834
Interest expense                                     4,074                        25,664                         29,738
Other income (expense):
       Loss on disposal of non-plant assets                                          (44)                           (44)
       Other, net                                                                  1,198                          1,198
                                                                               ---------                      ---------
                                                                                   1,154                          1,154
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) before income taxes      (4,082)                         (668)                        (4,750)
       Provision (benefit) for income taxes         (1,408)                        1,227                           (181)
Equity in net income of subsidiaries                (1,895)       (1,895)                         3,790
                                                 ---------       -------       ---------      ---------
             Net income (loss)                   $  (4,569)      $(1,895)      $  (1,895)     $   3,790       $  (4,569)
                                                 =========       =======       =========      =========       =========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                        Nine Months Ended March 31, 1998
                                 (in thousands)

                                                   Parent        Guarantor   Non-Guarantors  Eliminations       Total
                                                 ---------       ---------   --------------  ------------     ---------
Revenues                                         $     -       $     -         $389,917       $   -           $ 389,917
Cost of goods sold                                                               334,270                        334,270
Depreciation and amortization                                                     23,220                         23,220
                                                                               ---------                      ---------
       Gross profit                                                               32,427                         32,427
Selling, general and administrative expenses             8                         5,072                          5,080
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) from operations              (8)                       27,355                         27,347
Interest expense                                     3,571                        26,637                         30,208
Other income (loss)                                                                  304                            304
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) before income taxes      (3,579)                        1,022                         (2,557)
Provision (benefit) for income taxes                (1,305)                        1,793                            488
Equity in net income of subsidiaries                  (771)         (771)                         1,542
                                                 ---------       -------       ---------      ---------
             Net income                          $  (3,045)    $    (771)      $    (771)     $   1,542       $  (3,045)
                                                 =========     =========       =========      =========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 1999
                                 (in thousands)

                                                      Parent        Guarantor   Non-Guarantors  Eliminations       Total
                                                    ---------       ---------   --------------  ------------     ---------
Cash flows from operating activities:
       Net income (loss)                            $   (4,569)      $  (1,895)    $  (1,895)     $    3,790      $  (4,569)
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets                                                   17,413                         17,413
       Amortization of goodwill and other assets                                       3,685                          3,685
       Amortization of debt issue costs                  4,074                           867                          4,941
       Loss on disposal of non-plant assets                                               44                             44
       Earnings from limited partnership                                                (616)                          (616)
       Deferred income taxes                            (1,408)                       (1,827)                        (3,235)
       Non-cash ESOP compensation                                                        277                            277
       Change in:
           Accounts receivable                                                         5,769                          5,769
           Inventories                                                                 1,230                          1,230
           Other assets                                                                 (955)                          (955)
           Accounts payable, accrueds and other              8                        (8,614)                        (8,606)
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash provided by operating
                activities                              (1,895)         (1,895)       15,378           3,790         15,378
Cash flows from investing activities:
       Capital expenditures                                                          (12,863)                       (12,863)
       Proceeds from the sale of non-plant assets                                        477                            477
       Distribution from limited partnership                                             780                            780
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in investing activities                                 (11,606)                       (11,606)

 Cash flows from financing activities:
       Change in bank overdraft                                                        2,331                          2,331
       Net repayments under revolver                                                   2,800                          2,800
       Proceeds from issuance of long-term debt
       Payments on long-term debt                                                     (5,233)                        (5,233)
       Payment of cash bonus plan                                                     (5,886)                        (5,886)
       Debt issuance costs                                                              (163)                          (163)
       Reduction in note receivable from ESOP                                          1,500                          1,500
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in financing
                 activities                             (4,651)                        (4,651)
                                                    ----------       ---------     ---------      ----------      ---------
Net increase (decrease) in cash and
  cash equivalents                                      (1,895)         (1,895)         (879)          3,790           (879)
Cash and cash equivalents, at beginning
  of period                                                                              956                            956
                                                    ----------       ---------     ---------      ----------      ---------
Cash and cash equivalents, at end of period         $   (1,895)      $  (1,895)    $      77      $    3,790      $      77
                                                    ==========       =========     =========      ==========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 1998
                                 (in thousands)

                                                      Parent        Guarantor   Non-Guarantors  Eliminations       Total
                                                    ---------       ---------   --------------  ------------     ---------
Cash flows from operating activities:
       Net income (loss)                            $   (3,045)      $    (771)    $    (771)     $    1,542      $  (3,045)
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets                                                   18,881                         18,881
       Amortization of goodwill and other assets                                       4,339                          4,339
       Amortization of debt issue costs                  3,571                           815                          4,386
       Loss on sale of non-plant assets                                                  436                            436
       Earnings from limited partnership                                                (446)                          (446)
       Deferred income taxes                                                          (3,264)                        (3,264)
       Change in:
           Accounts receivable                                                         7,142                          7,142
           Inventories                                                                (6,596)                        (6,596)
           Other assets                                 (1,297)                        3,695                          2,398
           Accounts payable, accruels and other                                      (12,471)                       (12,471)
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash provided by operating
                activities                                (771)           (771)       11,760           1,542         11,760

Cash flows from investing activities:
       Capital expenditures                                                           (8,907)                        (8,907)
       Proceeds from the sale of non-plant assets                                        871                            871
       Distribution from limited partnership                                             410                            410
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in investing activities                                  (7,626)                        (7,626)

 Cash flows from financing activities:
       Change in bank overdraft                                                       (4,910)                        (4,910)
       Net repayments under revolver                                                  10,400                         10,400
       Proceeds from issuance of long-term debt                                        3,192                          3,192
       Payments on long-term debt                                                     (7,900)                        (7,900)
       Payment of cash bonus plan                                                     (5,850)                        (5,850)
       Debt issuance costs                                                              (568)                          (568)
       Reduction in note receivable from ESOP                                          1,500                          1,500
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in financing activities                                  (4,136)                        (4,136)
                                                    ----------       ---------     ---------      ----------      ---------

Net increase (decrease) in cash and
  cash equivalents                                        (771)           (771)          (2)           1,542             (2)
Cash and cash equivalents, at beginning of period                                        101                            101
                                                    ----------       ---------     ---------      ----------      ---------
Cash and cash equivalents, at end of period         $     (771)      $    (771)    $      99      $    1,542      $      99
                                                    ==========       =========     =========      ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

    The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions. On March 26, 1999 the Governor of California issued an executive order which stated an objective of phasing out MTBE usage in California no later than December 31, 2002. The Company is continuing its efforts to assure the ongoing viability of its MTBE business while concurrently evaluating alternatives to the production of MTBE. There can be no assurances that future results will not be impacted negatively by the California decision or that MTBE usage in the United States will be diminished.

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and nine months ended March 31, 1999 and 1998.

REVENUES
                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                   MARCH 31,                      MARCH 31,
                         ----------------------------    ----------------------------
                              1999           1998            1999            1998
                         -------------   ------------    ------------    ------------
                                          (DOLLARS IN MILLIONS)
Butadiene ............   $ 22.8    21%   $ 31.6    28%   $ 75.9    24    $104.2    27%
MTBE .................     55.3    51      49.9    44     150.0    48     175.7    45
n-Butylenes ..........     10.1     9      10.7    10      33.9    11      43.2    11
Specialty Isobutylenes     16.9    16      17.5    15      43.5    14      54.9    14
Other(1) .............      3.0     3       3.7     3       9.7     3      11.9     3
                         ------   ---    ------   ---    ------   ---    ------   ---
Total ................   $108.1   100%   $113.4   100%   $313.0   100%   $389.9   100%
                         ======   ===    ======   ===    ======   ===    ======   ===

---------------
(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                       THREE MONTHS ENDED       NINE MONTH ENDED
                                           MARCH 31,               MARCH 31,
                                       ------------------      -----------------
                                       1999        1998        1999        1998
                                       -----      ------       -----       -----
                                        (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene ......................       200.4       202.4       613.6       604.7
MTBE(1) ........................       110.0        70.3       261.4       211.6
n-Butylenes ....................        73.0        62.0       242.7       240.3
Specialty Isobutylenes .........        97.6        90.3       233.8       269.0

----------
(1) Volumes in millions of gallons. Includes 37.9 million, 5.5 million, 49.8 million and 11.5 million gallons of finished MTBE purchased for resale for the three months ended March 31, 1999 and 1998 and the nine months ended March 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                MARCH 31,                       MARCH 31,
                                      ----------------------------    ----------------------------
                                          1999            1998           1999             1998
                                      ------------    ------------    ------------    ------------
                                                          (DOLLARS IN MILLIONS)
Revenues ..........................   $108.1   100%   $113.4   100%   $313.0   100%   $389.9   100%
Cost of goods sold ................     92.4    86      98.4    87     262.0    84     334.3    86
Non-cash ESOP compensation ........      0.1   --       --     --        0.3   --       --     --
Depreciation and amortization .....      5.7     5       7.8     7      21.1     6      23.2     6
    Gross profit ..................      9.9     9       7.2     6      29.6    10      32.4     8
Selling, general and administrative      1.8     1       1.9     1       5.8     2       5.1     1
                                      ------   ---    ------   ---    ------   ---    ------   ---
    Income from operations ........   $  8.1     8%   $  5.3     5%   $ 23.8     8%   $ 27.3     7%
                                      ======   ===    ======   ===    ======   ===    ======   ===

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

  REVENUES

    The Company's revenues decreased by approximately 5%, or $5.3 million, to $108.1 million for the three months ended March 31, 1999 from $113.4 million for the three months ended March 31, 1998. Butadiene sales revenues decreased approximately 28% as a result of lower sales prices. Butadiene sales volumes remained stable while sales prices dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues increased approximately 11% as a result of higher sales volumes due to the purchase of finished material for resale. The increase in sales volume offset are significantly lower MTBE prices due to low gasoline and crude oil prices during the period. N-butylene and specialty isobutylene sales revenue was essentially unchanged as higher sales volumes offset declines in average sales prices.

    GROSS PROFIT

    Gross profit increased by approximately 38%, or $2.7 million, to $9.9 million for the three months ended March 31, 1999 from $7.2 million for the three months ended March 31, 1998. Gross margin during this period increased to 9.2% from 6.3%. This increase in gross profit was primarily due to the change in depreciation and amortization due to an increase in the useful life of the plant facility. During the current quarter despite lower butadiene sales prices, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior quarter due to lower sales prices. N-butylene and specialty isobutylene margins improved as compared to the prior quarter due to higher sales volumes.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 53%, or $2.8 million, to $8.1 million for the three months ended March 31, 1999 from $5.3 million for the three months ended March 31, 1998. Operating margin during this period increased to 7.5% from 4.7%. This increase in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1998

  REVENUES

    The Company's revenues decreased by approximately 20%, or $76.9 million, to $313.0 million for the nine months ended March 31, 1999 from $389.9 million for the nine months ended March 31, 1998. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices partially offset by higher sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 15% as a result of lower sales prices as compared to the prior year partially offset by higher sales volumes. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices. N-butylene sale revenues also decreased over the prior year due to lower sales prices. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volume is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 9%, or $2.8 million, to $29.6 million for the nine months ended March 31, 1999 from $32.4 million for the nine months ended March 31, 1998. Gross margin during this period increased to 9.5% from 8.3%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of specialty isobutylenes. The decrease in gross profit was offset by a reduction in depreciation and amortization due to an increase in the useful life of the plant facility. Additionally, during the current period, despite lower sales prices, the Company's butadiene margin increased due to lower spot crude butadiene prices.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 13%, or $3.5 million, to $23.8 million for the nine months ended March 31, 1999 from $27.3 million for the nine months ended March 31, 1998. Operating margin during this period increased to 7.6% from 7.0%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.


LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1998

    Net cash provided by operating activities was $15.4 million for the nine months ended March 31, 1999 compared to $11.8 million for the nine months ended March 31, 1998. The increase of $3.6 million was attributable to increases in working capital offset by an increase in net loss. Net cash used in investing activities was $11.6 million for the nine months ended March 31, 1999 compared to $7.6 million for the nine months ended March 31, 1998. The increase of $4.0 million was attributable to increased capital expenditures. Net cash used in financing activities was $4.7 million for the nine months ended March 31, 1999 compared to $4.1 million for the nine months ended March 31, 1998. The increase of $0.6 million was attributable to the change in bank overdraft and lower borrowings of long-term debt and the revolver.


  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $14.8 million was in use at March 31, 1999, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the nine months ended March 31, 1999, $5.9 million of this amount was paid to eligible participants and the remaining $11.7 million will be made in future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the nine months ended March 31, 1999 were $12.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                (Registrant)

Dated:  May 13, 1999               By:        CARL S. STUTTS
                                      ------------------------------
                                                (Signature)
                                              Carl S. Stutts
                                        Vice President Finance and
                                           Corporate Development