Form 10-K405
period 1999-06-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1999-09-27
CIK 1019101

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

                       FOR FISCAL YEAR ENDED JUNE 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X} No []

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

   The number of shares of common stock of the registrant outstanding as of September 27, 1999 is 488,445.
================================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I

Item 1. Business ........................................................   1

Item 2. Properties ......................................................   8

Item 3. Legal Proceedings ...............................................   9

Item 4. Submission of Matters to a Vote of
          Security Holders ..............................................   9

                                     PART II

Item 5. Market for Registrant's Common Equity
          and Related Stockholder Matters ...............................  10

Item 6. Selected Financial Data .........................................  10

Item 7. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................  11

Item7A. Quantitative and Qualitative Disclosures
          About Market Risks ............................................  18

Item 8. Financial Statements and Supplementary Data .....................  19

Item 9. Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure ........................  42

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .............  42

Item 11.  Executive Compensation ........................................  45

Item 12. Security Ownership of Certain Beneficial Owners
           and Management ...............................................  46

Item 13. Certain Relationships and Related Transactions .................  47

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K ..........................................  47

         Signatures .....................................................  49

                                     PART I

ITEM 1. BUSINESS

     Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary Texas Petrochemicals Corporation (collectively referred to as the "Company") is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of MTBE in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

     On July 1, 1996 Texas Olefins Company, Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemical Holdings, Inc. Texas Petrochemical Holdings, Inc. was formed by a group of closely held investors.

     The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is (713) 627-7474.

PRODUCTS

     Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As the second largest producer of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

     The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-term supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit based on the Company's selling prices for butadiene, and account for the relatively stable profitability of the Company's butadiene operations.

     MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has contaminated drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition or results of operations. See "Environmental Regulation" section for a further discussion of MTBE.

     The Company is the leading producer of chemical grade n-butylenes and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations. Butene-2 is recovered as part of the crude butadiene stream that remains after extraction of butadiene, isobutylene and butene-1. The Company sells purified butene-2 primarily for use in the production of coatings and plasticizers. Lower purity butene-2 is sold as a gasoline feedstock.

     High purity isobutylene is used in the production of butyl rubber, which is used to produce tires and in specialty chemical applications such as in the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

     The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

     The Company believes that it has become an industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective, incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

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

     RESPOND TO FAVORABLE INDUSTRY DYNAMICS The Company's production flexibility and its ability to add low-cost capacity are crucial to its capitalizing on market opportunities. The U.S. supply of crude butadiene is increasing in line with domestic ethylene production, although it is currently insufficient to meet U.S. demand. Industry operating rates are expected to remain at current high levels as the increase in domestic crude butadiene production is expected to replace imports with butadiene demand remaining strong in support of derivative businesses.

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

     Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 1999, 13% and 15% of sales during the year ended June 30, 1998, and 11% and 17% of sales during the year ended June 30, 1997. Although the Company believes its relationships with its largest customers are good, the loss of a significant customer or a number of significant customers would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the U.S. has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes.

PATENTS AND LICENSES

     The Company presently owns, controls or holds right to approximately 21 patents and seeks patent protection for its proprietary processes where feasible to do so..

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

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Clean Air Act (CAA) and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations, which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen, which are known as the Nitrogen Oxides Reasonably Available Control Technology rules ("NOx RACT Rules").

    The HON Rule requires additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company expended $600,000 on wastewater collection and treatment systems over the past year to comply with the HON rule.

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

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. To comply with the anticipated SIP, the Company installed new controls at a cost of approximately $7.8 million. The Company anticipates that the revised SIP may require certain additional emission reductions from the Company's facilities. Such reductions would require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The Company is unable to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

    The Company has elected to participate in the CARE program sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the CARE program. Since the Company joined the CARE program, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001 that can establish less stringent or deferred emissions controls for facilities than are provided under permits for new emissions sources. Failure to apply for and obtain a permit will result in emissions fees that will treble annually until a grandfathered facility applies for a permit. The Texas Natural Resource Conservation Commission is currently developing rules to implement the requirements of Senate Bill 766. The Company will evaluate and pursue available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of the CARE program and/or Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

     Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, required the Company to conduct a hazards assessment and develop a risk management plan by June 1999. The Company completed the plan and filed it with the appropriate agencies in a timely manner.

     The regulations under Title V of the CAA will require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company is in the process of compiling the required inventory. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with requirements identified through the facility-wide Title V permit process. These anticipated commitments are not expected to have a materially adverse impact on the Company's operations.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal and state environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are removed or encapsulated by a certified contractor.

     The wastewater treatment system for the Houston facility is 75% owned by the Company and 25% owned by Bayer Corporation ("Bayer"), the owner of an adjacent facility. Bayer has closed its facility, and the Company now operates the treatment system. The federal and state discharge permits are held jointly by the Company and Bayer. As a result of the change in operator the Company has applied for new discharge permits for the wastewater treatment system. The Company believes that the system has sufficient capacity for the Company's projected needs.

    The Company has completed the first phase of its work on its storm water discharge system. An engineering study is under way to determine whether additional work will be required. The Company has completed installation of noise barriers for certain equipment.

     The terminals in Baytown and Lake Charles are subject to many of the same or similar environmental laws and regulations as are applicable at the Houston facility. Management believes that the terminals are in substantial compliance with these requirements and that no significant expenditures will be required at these facilities to allow them to continue to comply with such laws and regulations.

        The EPA has determined that butadiene is a probable human carcinogen. Effective February 1997, the Occupational Safety and Health Administration lowered the employee permissible exposure limit ("PEL") over an 8-hour time-weighted average for butadiene from 1000 parts per million ("ppm") to 1 ppm. The Company has conducted employee exposure monitoring and believes that it currently meets the PEL at most of its operations. For some operations, the Company anticipates employees will need to use respirators and that additional emission controls may be necessary. The Company does not expect that the current health concerns regarding butadiene will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given that future studies will not result in more stringent regulation of butadiene.

MTBE ENVIRONMENTAL AND MARKET ISSUES

    The possibly adverse effects of MTBE on health and the environment has become a statewide concern in California because MTBE has appeared in certain drinking water wells. It is believed that this is the result of leaks from older underground gasoline storage tanks and pipelines.

     In addition, certain bodies of water have shown the presence of MTBE. A typical source of MTBE in these bodies is the operation of two-cycle outboard motors, which do not fully combust gasoline. Certain regulatory bodies are considering imposing limitations on the use of two-cycle outboard motors in bodies of water that are also used as sources of drinking water.

   In California, the legislature required the state Department of Health Services (DHS) to assess MTBE and to set the maximum permissible levels of MTBE in drinking water in 1999. The levels are referred to as the primary and secondary maximum contaminant levels (MCLs). Secondary MCLs or secondary drinking water standards apply to chemicals in public drinking water that may adversely affect the taste, odor, or appearance of the water, and may cause people served by the public water system to discontinue its use. In January 1999, the DHS adopted 5 parts per billion (ppb) as the California secondary MCL for MTBE based upon the aesthetic factors alone.

   The primary MCL for MTBE in California is pending in the regulatory process at this time. The DHS has proposed 13 ppb as the primary MCL for MTBE. It will accept public comments on the proposal through November 1, 1999. It is unknown at this time whether the proposed primary MCL would be adopted as the applicable standard in California or when it would become effective. The DHS is authorized to modify the proposed primary MCL for MTBE in response to public comments. The primary MCL for MTBE is based upon the public health goal (PHG) for MTBE, and the technical feasibility and costs associated with compliance. Notably, however, a public health goal of 13 ppb for MTBE was set by the California Office of Environmental Health Hazard Assessment (OEHHA) in March 1999 based exclusively on public health considerations. PHGs represent the level of chemicals in drinking water that would pose no significant health risks to individuals, and are non-mandatory goals. Until a primary MCL is adopted, the DHS will enforce the action level of 13 ppb for MTBE in lieu of the former level of 35 ppb set in 1991. If MTBE is found in a drinking water supply at levels exceeding 13 ppb, it is expected that the DHS will require treatment for the removal of MTBE from the water system to attain compliance.

    On March 25, 1999, California Governor Gray Davis declared that, "on balance, there is a significant risk to the environment from using (MTBE) in gasoline in California," and issued an executive order calling for the removal of MTBE from gasoline at the earliest possible date and no later than December 31, 2002. Governor Davis also mandated state agencies to conduct an environmental analysis and evaluation of ethanol as a possible substitute for MTBE and to seek relief from the requirement of the CAA to use oxygenates in gasoline in certain areas of the state. In September 1999, several bills codifying the Executive Order were before the California legislature. Senate Bill 192 would prohibit the sale of gasoline containing MTBE on or after January 1, 2003. The bill would also require the State Energy Resources Conservation and Development Commission to report to the legislature the amount of MTBE used in gasoline in California by refineries on a quarterly basis. Senate Bill 989 would require various state agencies to develop guidelines for the investigation, remediation, and clean up of MTBE in ground water. The bill would authorize the California Environmental Protection Agency to prohibit the use of MTBE in motor vehicle fuel before December 31, 2002, on a sub-regional basis in the Bay Area Air Basin, or in any other air basin in the state.

    Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the predominate oxygenate used, a panel appointed by the EPA has issued a report calling for the reduction in the use of MTBE in gasoline. No assurance can be given that actions will not be taken to restrict or prohibit the use of MTBE in certain areas of the country or to remove the oxygenate requirement from the CAA. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

     As of June 30, 1999, the Company had approximately 308 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 116 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

     The Company maintains one of the best workman's compensation records in Texas, equivalent to most clerical operations. Over the last five years, the Company has not experienced a lost time injury at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 75-member volunteer emergency response team.

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

ITEM 3. LEGAL PROCEEDINGS

     In addition to the matters disclosed under "Environmental Regulation," the Company is a party to various claims and litigation arising in the ordinary course of its business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, although no assurances can be given, management believes that other than as disclosed, based on the nature of and its understanding of the facts and circumstances which give rise to such claims and litigation, and after considering appropriate reserves that have been established, that the ultimate resolution of such issues, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable


ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for the Company set forth below for the three years ended June 30, 1999, the one month period ended June 30, 1996, the twelve months ended May 31, 1996 and the year ended May 31, 1995 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                   PREDECESSOR                              COMPANY
                                        ---------------------------------     ---------------------------------
                                                     TWELVE         ONE
                                         YEAR        MONTHS        MONTH
                                         ENDED        ENDED        ENDED
                                        MAY 31,      MAY 31,      JUNE 30,           YEAR ENDED JUNE 30,
                                        -------      -------      -------     ---------------------------------
                                          1995         1996         1996        1997         1998       1999(1)
                                        -------      -------      -------     -------      -------      -------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues ..........................     $ 474.7      $ 455.6      $  41.4     $ 490.2      $ 514.8      $ 448.2

Income from operations ............        47.5         42.0          2.4        18.3         37.3         38.7

Interest expense (income) .........        (0.7)         1.6          0.1        39.4         40.5         39.4

Net income (loss)2 ................        32.5         16.7          1.2       (15.5)        (4.5)        (2.2)

Loss per common share
      Before extraordinary loss ...        --           --           --       $(32.04)     $ (9.86)     $ (6.99)
      Extraordinary loss ..........        --           --           --         (3.33)        --           --
                                                                              -------      -------      -------
                                                                              $(35.37)     $ (9.86)     $ (6.99)
                                                                              =======      =======      =======

BALANCE SHEET DATA (AT PERIOD END):

Total assets ......................     $ 230.7                   $ 167.9     $ 521.5      $ 497.2      $ 482.8

Long-term debt ....................          --                      13.0       351.9        349.8        337.9

----------------------------------

(1) In January 1999, the estimated useful lives of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense.

(2) Net income (loss) for the twelve months ended May 31, 1996 includes a non-recurring charge for the impairment of investment in land of $12.6 million, with an associated income tax benefit of $4.7 million. Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE over the past 10 years. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate product produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions. See "Environmental Regulation" section for a further discussion of MTBE.


REVENUES

     The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.


REVENUES

                                                    YEAR ENDED JUNE 30,
                                   ---------------------------------------------------
                                         1997              1998              1999
                                   ---------------   ---------------   ---------------
                                                     (DOLLARS IN MILLIONS)
Butadiene ......................   $130.9       27%  $135.0       26%  $ 98.2       22%
MTBE ...........................    230.3       47    235.4       46    229.3       51
n-Butylenes ....................     49.4       10     55.2       11     45.2       10
Specialty Isobutylenes .........     62.3       13     73.7       14     62.7       14
Other(1) .......................     17.3        3     15.5        3     12.8        3
                                   ------   ------   ------   ------   ------   ------
Total ..........................   $490.2      100%  $514.8      100%  $448.2      100%
                                   ======   ======   ======   ======   ======   ======

---------------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES

                                                 YEAR ENDED JUNE 30,
                                    --------------------------------------------
                                         1997           1998           1999
                                    -------------   ------------   -------------
                                      (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene                                750.3          822.0          821.1
MTBE(1)                                  274.1          300.4          376.9
n-Butylenes                              266.4          320.4          317.5
Specialty Isobutylenes                   275.7          369.7          330.9

----------
(1) Volumes in millions of gallons. Includes 98.5 million, and 15.0 million gallons finished MTBE purchased for resale for the years ended June 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.

                                                           YEAR ENDED JUNE 30,
                                       ----------------------------------------------------------
                                             1997                 1998                 1999
                                       ----------------     ----------------     ----------------
                                                          (DOLLARS IN MILLIONS)

Revenues ..........................    $490.2       100%    $514.8       100%    $448.2       100%
Cost of goods sold ................     436.3        89      438.7        85      374.4        84
Non-cash ESOP compensation ........      --        --         --        --          0.4      --
Depreciation and amortization .....      29.8         6       31.8         6       26.8         6
                                       ------    ------     ------    ------     ------    ------
        Gross profit ..............      24.1         5       44.3         9       46.6        10
Selling, general and administrative       5.8         1        7.0         2        7.9         2
                                       ------    ------     ------    ------     ------    ------
        Income from operations ....    $ 18.3         4%    $ 37.3         7%    $ 38.7         8%
                                       ======    ======     ======    ======     ======    ======

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

REVENUES

     The Company's revenues decreased by approximately 13%, or $66.6 million, to $448.2 million for the year ended June 30, 1999 from $514.8 million for the year ended June 30, 1998. The decrease was primarily due to lower product sales prices, which was partially offset by higher sales volumes.

     Butadiene revenues decreased by approximately 27%, or $36.8 million, to $98.2 million for the year ended June 30, 1999 from $135.0 million for the year ended June 30, 1998. The decrease was attributable to a decrease in sales prices. Excess supply and imports of butadiene into the U.S. market contributed to lower prices. Sales volumes remained stable over the prior year.

     MTBE revenues decreased by approximately 3%, or $6.1 million, to $229.3 million for the year ended June 30, 1999 from $235.4 million for the year ended June 30, 1998. The decrease was due to lower sales prices, which was partially offset by higher sales volumes. MTBE prices were lower in the current year due to the lower unleaded gasoline and crude oil prices. Sales volumes increased over the prior year due to purchases of finished MTBE for resale.

     n-Butylenes revenues decreased by approximately 18%, or $10.0 million, to $45.2 million for the year ended June 30, 1999 from $55.2 million for the year ended June 30, 1998. n-Butylene sales revenue decreased due to lower sales prices during most of the fiscal year. Sales volumes of butene-1 and butene-2 were relatively unchanged as compared to the prior year.

     Specialty isobutylene revenues decreased by approximately 15%, or $11.0 million, to $62.7 million for the year ended June 30, 1999 from $73.7 million for the year ended June 30, 1998. The decrease was due to lower sales prices of all of the Company's specialty products and lower sales volumes of isobutylene concentrate. Isobutylene concentrate sales volumes were lower due to a planned turnaround by one of the company's customers during the first half of the fiscal year.

  GROSS PROFIT

     Gross profit increased by approximately 5%, or $2.3 million, to $46.6 million for the year ended June 30, 1999 from $44.3 million for the year ended June 30, 1998. Gross margin during the period increased to 10.4% from 8.6%. The gross profit increase was primarily due to a change in accounting estimate, which reduced depreciation expense by $4.2 million during the current year. In January 1999, the depreciable lives of a certain plant assets were increased from 10 years to 15 years. With this adjustment excluded, gross margin would have decreased by $1.9 million over the prior year. The decrease is attributable to lower MTBE margins caused by a smaller spread between sales prices and raw materials. The decrease in MTBE margins was partially offset by improved margins in butadiene, specialty isobutylenes and reductions in operating costs.

  INCOME FROM OPERATIONS

     Income from operations increased by approximately 4%, or $1.4 million, to $38.7 million for the year ended June 30, 1999 from $37.3 million for the year ended June 30, 1998. Operating margin during this period increased to 8.6% from 7.2%. The increase in income from operations was primarily due to the same factors contributing the increase in gross profit described above, partially offset by an increase in selling, general and administrative expenses. This increase was associated with increased MTBE advocacy costs, software integration costs and business development activity in the current year.


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

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     Net cash provided by operating activities was $34.2 million for the year ended June 30, 1999 compared to $35.0 million for the year ended June 30, 1998. The decrease of $0.8 million was primarily attributable to lower profitability levels offset by changes in working capital. Net cash used in investing activities was $12.9 million for the year ended June 30, 1999 compared to $11.2 million for the year ended June 30, 1998. The increase of $1.7 million was primarily attributable to an increase in capital expenditures during the current year. Net cash used in financing activities was $22.1 million for the year ended June 30, 1999 compared to $23.0 million for the year ended June 30, 1998. The decrease of $0.9 million was primarily attributable to the net change in bank overdraft and reduction in the outstanding revolving line of credit.

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     Net cash provided by (used in) operating activities was $35.0 million for the year ended June 30, 1998 compared to $(1.8) million for the year ended June 30, 1997. The change of $36.8 million was primarily attributable to improved profitability levels and changes in working capital. Net cash used in investing activities was $11.2 million for the year ended June 30, 1998 compared to $352.3 million for the year ended June 30, 1997. The change of $341.1 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of non-plant assets and Predecessor assets and investments. Net cash provided by (used in) financing activities was $(23.0) million for the year ended June 30, 1998 compared to $354.2 million for the year ended June 30, 1997. The change of $377.2 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition.

  LIQUIDITY

     On July 1, 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006, $57.7 million of 13 1/2% Discount Notes dues 2007 and borrowed $140 million undeR the Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of Texas Petrochemicals Corporation. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Interest payments are not made on the Discount Notes until 2002. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $2 million was in use at June 30, 1999, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

     In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1999 LIBOR rates were set at 5.22%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

  CASH BONUS PLAN

     In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. During the year ended June 30, 1999, $7.8 million of this amount was paid to eligible participants and the remaining $9.8 million will be made in five equal future quarterly installments.

  CAPITAL EXPENDITURES

     The Company's capital expenditures for fiscal 1999 related principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 1999 were $14.4 million, compared to $12.5 million for the year ended June 30, 1998. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 132 with no material revisions to the disclosures in the financial statements. The Company has entered into interest rate swap and cap agreements, and may have entered into other types of contracts, which are included in the scope of SFAS No. 133. The Company will analyze SFAS No. 133 to determine what effect it will have on the Company's future financial statements and disclosures. In June 1999, SFAS No. 137 was issued to delay the required effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

YEAR 2000

     The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. The issues arise from computer programs, computer equipment and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which could potentially cause operational disruptions.

     In preparation the Company has established a Steering Committee composed of members of all functional groups of the organization to address these issues. This committee is responsible for prioritizing the Company's efforts and ensuring that the appropriate resources both internal and external have been dedicated to the project. The committee's assessment was focused on those areas, which were considered high-risk critical business processes. The assessment and future progress has been based on the following categories including plant automation and process control, client server, desktop, communications, enterprise infrastructure and overall readiness. The Company's overall readiness expressed as a percentage of completion as of September 15, 1999 is approximately 95%. The total estimated spending for all categories is expected to range from $15 to $16 million. The majority of these costs relate to capital investments made in automating our plant production processes and in upgrading our financial accounting systems.

     The Company believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of calendar 1999. The Company's operations are dependent upon third parties for continuous supply of raw materials, natural gas, transportation and storage. While the Company has attempted to obtain an assessment of the readiness of these third parties, there can be no assurance that all third parties will have their systems ready. The Company is developing contingency plans to be implemented prior to end of calendar 1999. These contingency plans are being developed to avoid any material interruption of our core business operations. These plans include alternative operating procedures and appropriate staffing on critical dates.

      The Company believes that it has taken all of the appropriate steps to prevent any Year 2000 issues from arising. However, there can be no assurances that all internal and third party systems will operate as expected into calendar year 2000 and beyond. The failure of any such systems could have a material impact on the operation of the Company's production facilities and cause a general business interruption. The Company is unable to determine what the impact on the financial results of the Company could be from such failure.

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 1999 the Company has $65.4 million of floating rate obligations under the credit facility. A 1% increase in interest rates could result in a $0.7 million increase in annual interest expense. The Company also has a swap agreement for $125 million of its Senior Subordinated Notes. The swap converts this amount of the fixed rate obligations to floating if LIBOR rates exceed 6.75%. If LIBOR rates were to exceed this level a 1% increase in interest rates could result in a $1.3 million increase in annual interest expense. As of June 30, 1999 LIBOR rates were set at 5.22%.

     The Company's exposure to foreign currency market risk is minimal since sales prices are typically denominated in US dollars. The Company's exposure to changing commodity prices is also minimal since substantially all raw material acquisitions and finished goods sales prices are generally at posted or market related prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Reports of Independent Auditors .........................................  20

Financial Statements

     Consolidated Balance Sheet .........................................  21

     Consolidated Statement of Operations ...............................  22

     Consolidated Statement of Stockholder's Equity .....................  23

     Consolidated Statement of Cash Flows ...............................  24

     Notes to Consolidated Financial Statements .........................  25

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Texas Petrochemical Holdings, Inc. and subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                           DELOITTE & TOUCHE LLP

Houston, Texas
August 6, 1999

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 30,
                                                                           -----------------------
                                                                              1999          1998
                                                                           ---------     ---------
                  ASSETS
Current assets:
     Cash and cash equivalents ........................................    $     103     $     956
     Accounts receivable - trade ......................................       40,220        45,298
Inventories ...........................................................       19,973        17,210
     Other current assets .............................................       18,576        13,636
                                                                           ---------     ---------
         Total current assets .........................................       78,872        77,100

Property, plant and equipment, net ....................................      219,706       227,217
Investments in land held for sale .....................................        2,058         2,579
Investment in and advances to limited partnership .....................        2,820         3,035
Goodwill, net of accumulated amortization of $14,925 and $10,342 ......      169,560       174,143
Other assets, net .....................................................        9,833        13,163
                                                                           ---------     ---------
         Total assets .................................................    $ 482,849     $ 497,237
                                                                           =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft ...................................................    $     874     $    --
     Accounts payable - trade .........................................       38,992        28,000
     Accrued expenses .................................................       19,215        21,787
     Current portion of cash bonus plan liability .....................        7,811         7,811
     Current portion of long-term debt ................................        7,465         6,982
                                                                           ---------     ---------
         Total current liabilities ....................................       74,357        64,580

Revolving line of credit ..............................................        2,000        12,000
Long-term debt ........................................................      328,467       330,814
Cash bonus plan liability .............................................        1,959         9,766
Deferred income taxes .................................................       55,494        59,806

Commitments and contingencies (Note 8)

Common stock held by the ESOP .........................................       12,600        10,000
Less: unearned compensation ...........................................       (5,040)       (6,000)

Stockholders' equity:
     Common stock, $0.01 par value, 1,000,000 voting and
        100,000 shares non-voting authorized, 528,445 voting
        shares issued and outstanding .................................            5             5
     Additional paid in capital .......................................       36,738        36,264
     Accumulated deficit ..............................................      (23,731)      (19,998)
                                                                           ---------     ---------
         Total stockholders' equity ...................................       13,012        16,271
                                                                           ---------     ---------
           Total liabilities and stockholders' equity .................    $ 482,849     $ 497,237
                                                                           =========     =========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                          YEAR ENDED JUNE 30,
                                                  -------------------------------------
                                                     1999          1998          1997
                                                  ---------     ---------     ---------

Revenues .....................................    $ 448,155     $ 514,790     $ 490,246
Cost of goods sold ...........................      374,401       438,725       436,339
Non-cash ESOP compensation ...................          407          --            --
Depreciation and amortization ................       26,784        31,787        29,876
                                                  ---------     ---------     ---------
  Gross profit ...............................       46,563        44,278        24,031

Selling, general and administrative expenses .        7,927         6,949         5,766
                                                  ---------     ---------     ---------
       Income from operations ................       38,636        37,329        18,265


Interest expense .............................       39,444        40,533        39,386

Other income (expense)
  Loss on disposal of assets and
     investment securities, net ..............          (44)         (436)         --
  Other, net .................................        1,320           993         2,271
                                                  ---------     ---------     ---------
                                                      1,276           557         2,271
                                                  ---------     ---------     ---------
       Income (loss) before income taxes and
         extraordinary loss ..................          468        (2,647)      (18,850)

Provision (benefit) for income taxes .........        2,641         1,868        (4,823)
                                                  ---------     ---------     ---------

       Income (loss) before extraordinary loss       (2,173)       (4,515)      (14,027)

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ........         --            --           1,456
                                                  ---------     ---------     ---------


       Net loss ..............................    $  (2,173)    $  (4,515)    $ (15,483)
                                                  =========     =========     =========


Basic and diluted loss per common share:
      Before extraordinary loss ..............    $   (6.99)    $   (9.86)    $  (32.04)
      Extraordinary loss .....................         --            --           (3.33)
----------------------------------------------    ---------     ---------     ---------
                                                  $   (6.99)    $   (9.86)    $  (35.37)
                                                  =========     =========     =========

Weighted average shares outstanding ..........      478,045       457,778      437,778,
                                                  =========     =========     =========

                 See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                 UNREALIZED
                                              COMMON STOCK          ADDITIONAL    EARNINGS
                                          ---------------------      PAID IN   (ACCUMULATED)
                                           SHARES        VALUE       CAPITAL     (DEFICIT)       TOTAL
                                          --------     --------     --------      --------     --------

Opening Balance July 1, 1996 .........     527,778     $      5     $ 36,264            $-     $ 36,269
Net loss .............................                                             (15,483)     (15,483)
                                          --------     --------     --------      --------     --------
Balance June 30, 1997 ................     527,778            5       36,264       (15,483)      20,786
Net loss .............................                                              (4,515)      (4,515)
                                          --------     --------     --------      --------     --------
Balance June 30, 1998 ................     527,778            5       36,264       (19,998)      16,271
Net loss .............................                                              (2,173)      (2,173)
Issuance of common stock .............         667         --             67                         67
Non-cash ESOP compensation ...........                                   407                        407
Revaluation of ESOP shares to
  independently appraised market
  value ..............................                                             (1,560)      (1,560)
                                          --------     --------     --------      --------     --------
Balance June 30, 1999 ................     528,445     $      5     $ 36,738      $(23,731)    $ 13,012
                                          ========     ========     ========      ========     ========

                 See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           1999           1998           1997
                                                        ---------      ---------      ---------
Cash flows from operating activities:
   Net income (loss) ..............................     $  (2,173)     $  (4,515)     $ (15,483)
   Adjustments to reconcile net income (loss)
     to cash flow from operating activities:
   Extraordinary loss .............................          --             --            1,456
   Depreciation of fixed assets ...................        21,924         25,208         24,810
   Amortization of intangibles ....................         4,860          6,759          5,066
   Amortization of debt issue costs and deferred
     premium ......................................         6,650          5,902          5,664
   Deferred income taxes ..........................        (3,363)        (3,334)        (2,897)
   Earnings from limited partnership ..............          (775)          (476)          (670)
   Non-cash ESOP expense ..........................           407           --             --
   Change in:
      Accounts receivable .........................         5,078           (636)        (9,382)
      Inventories .................................        (2,763)           716         (5,993)
      Other assets ................................        (4,097)         1,839         (6,381)
      Accounts payable, accrueds and other ........         8,420          3,728          2,051
                                                        ---------      ---------      ---------
        Net cash provided by (used in) operating
          activities ..............................        34,168         35,011         (1,759)

Cash flows from investing activities:
   Capital expenditures ...........................       (14,413)       (12,466)        (7,634)
   Proceeds from asset sales ......................           477            871          4,754
   Acquisition of the Company, net of cash acquired          --             --         (366,277)
   Distribution received from partnership .........           990            410            525
   Proceeds from sale of Predecessor assets .......          --             --           16,288
                                                        ---------      ---------      ---------
        Net cash used in investing activities .....       (12,946)       (11,185)      (352,344)

Cash flows from financing activities:

   Bank overdraft .................................           874        (10,157)        10,157
   Net repayments on revolving line of credit .....       (10,000)          --           (1,000)
   Proceeds from issuance of long-term debt .......          --            3,192        398,000
   Payments on long-term debt .....................        (6,979)        (9,706)       (62,219)
   Cash bonus plan payments .......................        (7,807)        (7,807)        (9,406)
   Debt issuance and organizational costs .........          (163)          (493)       (16,304)
   Proceeds from sale of common stock, net ........          --             --           32,976
   Reduction in note receivable from ESOP .........         2,000          2,000          2,000
                                                        ---------      ---------      ---------
        Net cash provided by (used in) financing
          activities ..............................       (22,075)       (22,971)       354,204
                                                        ---------      ---------      ---------
Net increase (decrease) in cash and cash
  equivalents .....................................          (853)           855            101

Cash and cash equivalents, beginning ..............           956            101           --
                                                        ---------      ---------      ---------

Cash and cash equivalents, ending .................     $     103      $     956      $     101
                                                        =========      =========      =========


               See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     On July 1, 1996, Texas Olefins Company, Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. In connection with the Acquisition, Texas Petrochemicals Corporation issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. Texas Petrochemical Holdings, Inc. issued $57.7 million in Discount Notes due 2007 (the "Discount Notes") for net proceeds of $30 million and sold $43.8 million in common stock, $10 million of which was financed under the Bank Credit Agreement.

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

     The Company through its facility in Houston, Texas is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

2. SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the three years ended June 30, 1999 include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., (collectively referred to as) the "Company".

CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

DEPRECIATION

     Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years. In January 1999, the estimated useful lives of certain plant assets were increased from 10 years to 15 years based on engineering analysis. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense for fiscal 1999.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

EARNINGS PER SHARE

     Loss per share for three years ended June 30, 1999 has been computed using a weighted average shares outstanding of 478,045, 457,778 and 437,778, respectively. The weighted average shares outstanding used in the computation of earnings (loss) per share are net of 40,000, 60,000 and 80,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of June 30, 1999, June 30, 1998 and 1997, respectively. For the year ended June 30, 1999 loss per share used in calculating earning per share has been reduced by an amount equivalent to the increase in the market value of the shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current year ($1,170,000). The effect options was antidilutive in fiscal 1999, therefore, 6,661 shares were excluded from the earnings per share calculation. The effect of options was not dilutive for fiscal years 1998 and 1997 for purposes of calculating diluted earnings per share.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 132 with no material revisions to the disclosures in the financial statements. The Company has entered into interest rate swap and cap agreements, and may have entered into other types of contracts, which are included in the scope of SFAS No. 133. The Company will analyze SFAS No. 133 to determine what effect it will have on the Company's future financial statements and disclosures. In June 1999, SFAS No. 137 was issued to delay the required effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

RECLASSIFICATIONS

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                           JUNE 30,
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------

        Finished goods.........................   $   10,594      $    4,701
        Raw materials..........................        8,053          10,415
        Chemicals and supplies.................        1,326           2,094
                                                  ----------      ----------
                                                  $   19,973      $   17,210
                                                  ==========      ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

OTHER CURRENT ASSETS:
                                                                 JUNE 30,
                                                          ----------------------
                                                              1999          1998
                                                          --------      --------

        Catalyst Inventory .........................      $  7,463      $  4,849
        Deferred turnaround costs ..................         2,585         1,265
        Prepaid and other ..........................         8,528         7,522
                                                          --------      --------
                                                          $ 18,576      $ 13,636
                                                          ========      ========

PROPERTY, PLANT AND EQUIPMENT:
                                                                 JUNE 30,
                                                          ----------------------
                                                              1999          1998
                                                          --------      --------

        Chemical plants ............................      $277,117      $260,808
        Construction in progress ...................         8,834        13,624
        Other ......................................         5,202         2,308
                                                          --------      --------
                                                           291,153       276,740
        Less accumulated depreciation,
          depletion and amortization ...............        71,447        49,523
                                                          --------      --------
                                                          $219,706      $227,217
                                                          ========      ========

ACCRUED EXPENSES:
                                                                 JUNE 30,
                                                          ----------------------
                                                              1999          1998
                                                          --------      --------

        Accrued interest ...........................      $ 13,893      $ 14,581
        Property and sales taxes ...................         1,995         2,836
        Federal and state income taxes .............         2,731         3,629
        Other ......................................           596           741
                                                          --------      --------
                                                          $ 19,215      $ 21,787
                                                          ========      ========

4.  LONG-TERM DEBT
                                                                 JUNE 30,
                                                          ----------------------
                                                              1999          1998
                                                          --------      --------
      Bank Credit Agreement:
        Term A Loan ................................      $ 18,002      $ 21,003
        Term B Loan ................................        41,407        42,393
        ESOP Loan ..................................         4,000         6,000
        Revolving Credit Loans .....................         2,000        12,000
      Senior Subordinated Notes ....................       225,000       225,000
      Discount Notes ...............................        44,394        38,958
      Deferred premium on Senior
        Subordinated Notes .........................         2,250         2,571
      Long-term financing ..........................           879         1,871
                                                          --------      --------
                                                           337,932       349,796
        Less current maturities ....................         7,465         6,982
                                                          --------      --------
        Long-term debt .............................      $330,467      $342,814
                                                          ========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

     The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% at June 30, 1999) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at June 30, 1999). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

     The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $200 million and $244 million as of June 30, 1999 and 1998, respectively. There is currently not and active market for the Discount Notes, therefore, the Company estimated that the fair value based on current interest rates available for the Company and similar debt instruments, was approximately $35 million and $45 million as of June 30, 1999 and 1998, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 1999 and 1998.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1999 LIBOR rates were set at 5.22%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

     The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:
                  FISCAL YEAR
                  -----------
                      2000 .....................................  $ 7,465
                      2001 .....................................    7,486
                      2002 .....................................    6,386
                      2003 .....................................   20,302
                      2004 .....................................   24,647

5. FEDERAL AND STATE INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities at June 30, 1999 and June 30, 1998 are as follows (in thousands of dollars):

                                                                 JUNE 30,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
Deferred tax asset (liability) - current:
    Cash bonus plan ...................................   $  2,756       2,756
    Turnaround costs ..................................       (905)       (443)
    Other .............................................       (537)        (49)
                                                          --------    --------
                                                          $  1,314    $  2,264
                                                          ========    ========
Deferred tax asset (liability) - noncurrent:
    Investment in land ................................   $  4,828    $  4,813
    Cash bonus plan ...................................        733       3,466
    Interest ..........................................      5,037       3,135
    Property, plant and equipment .....................    (65,872)    (71,000)
    Other .............................................       (220)       (220)
                                                          --------    --------
                                                          $(55,494)   $(59,806)
                                                          ========    ========

     The current deferred tax asset is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                               YEAR ENDED JUNE 30,
                                 --------------------------------------------
                                    1999             1998             1997
                                 ----------       ----------       ----------
Current:
     Federal ..................  $    5,296       $    4,259       $     (508)
     State ....................         708              943               63
                                 ----------       ----------       ----------
                                      6,004            5,202             (445)
                                 ----------       ----------       ----------
Deferred:
     Federal ..................      (3,363)          (3,334)          (4,378)
     State ....................           -                -                -
                                 ----------       ----------       ----------
                                     (3,363)          (3,334)          (4,378)
                                 ----------       ----------       ----------
         Total provision (benefit)
           for income taxes       $    2,641       $    1,868       $   (4,823)
                                  ==========       ==========       ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations. The reasons for this difference are as follows:

                                                     YEAR ENDED JUNE 30,
                                              --------------------------------
                                                1999        1998         1997
                                              -------     -------      -------

Statutory federal income tax rate ........         35%         35%          35%
Computed "expected" federal income tax ...    $   164     $  (926)     $(6,596)
Increase in tax resulting from:
     State income taxes, net of
        federal benefit ..................        460         612           41
     Other, net ..........................        413         273           22
     Amortization of goodwill and other ..      1,604       1,909        1,710
                                              -------     -------      -------
Provision (benefit) for income taxes .....    $ 2,641     $ 1,868      $(4,823)
                                              =======     =======      =======

6. INVESTMENT IN AND ADVANCES TO LIMITED PARTNERSHIP

     The Company and Hollywood Marine, Inc. formed a limited partnership, Hollywood/Texas Petrochemicals, Ltd., to operate four barges capable of transporting chemicals. The Company is a 50% limited partner in the limited partnership. The Company accounts for this investment under the equity method and records its portion of the limited partnership's net income as other income in the accompanying statement of operations. Summarized financial information of the partnership has not been presented because the Company's investment in and its proportionate share of the partnership's operations are not material.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                 YEAR ENDED JUNE 30,
                                    -------------------------------------------
                                       1999             1998             1997
                                    ---------       ----------        ---------

     Interest ...................   $  34,641        $  33,735        $  20,600
     Income taxes ...............       6,897            1,641              967

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.5 million, $0.8 million, $0.8 million, for the three years ended June 30, 1999, respectively.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

       Total rent expense was approximately $4.6 million, $3.6 million and $3.9 million, (net of reimbursements described above and including $0.7 million, $0.7 million and $1.8 million for the rental of barges) for the three years ended June 30, 1999, respectively. Future minimum lease payments at June 30, 1999 are as follows (in thousands of dollars):

                  FISCAL YEAR
                  -----------
                      2000..............................  $ 3,918
                      2001..............................    3,614
                      2002..............................    2,450
                      2003..............................    1,360
                      2004..............................      270

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

9. EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan that covers all full-time employees that have completed one year or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund which is matched by the Company at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the three years ended June 30, 1999, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.0 million, $2.1 million and $1.1 million, for the three years ended June 30, 1999, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Acquisition, the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Company's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the three years ended June 30, 1999 amounted to $2.4 million, $2.6 million and $2.7 million, respectively. The common stock held by the Employee Stock Ownership Plan and the related unearned compensation is reported between liabilities and permanent stockholders' equity in a manner similar to redeemable preferred stock as employees have an option to put the shares of the Company. As of June 30, 1999, 60,000 shares have been allocated to employees.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

STOCK OPTION PLAN

     In October 1996, the Company approved the Stock Option Plan (the "Plan") to reserve up to 27,778 shares of Common Stock to certain officers, directors and key employees of the Company. In April 1998 the Company amended the Plan to reserve up to an additional 42,000 shares of Common Stock under the plan. The term of the options issued under the Plan cannot exceed ten years from the date of grant. The options issued to date vest ratably over a three-year period from the date of grant and are exercisable at $100 per share. Stock option activity under the Plan was as follows:

                                                  NUMBER OF
                                                    SHARES
                                                  ---------
           Balance July 1, 1996                          -
           Granted ..............................   27,778
           Exercised ............................        -
           Canceled .............................        -
                                                    ------
           Balance June 30, 1997                    27,778

           Granted ..............................   11,500
           Exercised ............................        -
           Canceled .............................   (1,000)
                                                    ------
           Balance June 30, 1998                    38,278

           Granted ..............................        -
           Exercised ............................     (667)
           Canceled .............................   (5,333)
                                                    ------
           Balance June 30, 1999 ................   32,278
                                                    ======


     The Company applies APB 25 and related Interpretations in accounting for the Plan. There has been no compensation cost recognized by the Company associated with the Plan as the exercise price of the options at the dates of measurement were equivalent to the estimated fair value of the common stock on that date. Had compensation cost for the Plan been determined based on the method consistent with SFAS 123, the Company's net loss and net loss per share for the three years ended June 30, 1999 would have been unchanged on a pro forma basis.

  CASH BONUS PLAN LIABILITY

    In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

10. RELATED PARTY TRANSACTIONS

    In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development in the amount of $200,000 of which $21,024 remained outstanding as of June 30, 1999. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1999 and 1998 the Company made payments totaling $250,000 and $500,000, respectively, to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

11. CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 1999 approximately 34%, 41% and 41%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 1999, 13% and 15% of sales during the year ended June 30, 1998, and 11% and 17% of sales during the year ended June 30, 1997. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

    The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

12. FINANCIAL INSTRUMENTS

     At June 30, 1999 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable. The Company enters into certain derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.

    The fair value of derivative financial instruments are the amounts at which they could be settled base on estimates from dealers. As of June 30, 1999, the carrying amounts and estimated fair values of derivative financial instruments were not significant.

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


                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1999
                                 (in thousands)

                                                             PARENT       GUARANTOR    NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                           ---------      ---------      ---------      ---------      ---------

ASSETS
Current assets:
    Cash and cash equivalents ........................     $       -      $       -      $     103      $       -      $     103
    Accounts receivable - trade ......................                                      40,220                        40,220
    Inventories ......................................                                      19,973                        19,973
    Other current assets .............................           (48)                       18,624                        18,576
                                                           ---------      ---------      ---------      ---------      ---------
            Total current assets .....................           (48)                       78,920                        78,872

Property, plant and equipment, net ...................                                     219,706                       219,706
Investments in land held for sale ....................                                       2,058                         2,058
Investment in and advances to limited partnership ....                                       2,820                         2,820
Goodwill, net ........................................                                     169,560                       169,560
Other assets, net of accumulated amortization ........           459                         9,374                         9,833
Consolidated subsidiaries ............................        59,518         59,518                      (119,036)             -
                                                           ---------      ---------      ---------      ---------      ---------
            Total assets .............................     $  59,929      $  59,518      $ 482,438      $(119,036)     $ 482,849
                                                           =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ...................................     $       -      $       -      $     874      $       -      $     874
    Accounts payable - trade .........................                                      38,992                        38,992
    Payable to Parent ................................                                       1,987         (1,987)             -
    Accrued expenses .................................                                      17,228          1,987         19,215
    Current portion of cash bonus plan ...............                                       7,811                         7,811
    Current portion of long-term debt ................                                       7,465                         7,465
                                                           ---------      ---------      ---------      ---------      ---------
            Total current liabilities ................                                      74,357                        74,357

Revolving line of credit .............................                                       2,000                         2,000
Long-term debt .......................................        44,394                       284,073                       328,467
Cash bonus plan ......................................                                       1,959                         1,959
Deferred income taxes ................................        (5,037)                       60,531                        55,494

Common stock held by the ESOP ........................        12,600                                                      12,600
Less: unearned compensation ..........................        (5,040)                                                     (5,040)

Stockholders' equity:
    Common Stock .....................................             5                         4,162         (4,162)             5
    Additional paid in capital .......................        36,738         72,212         72,050       (144,262)        36,738
    Accumulated deficit ..............................       (23,731)       (12,694)       (12,694)        25,388        (23,731)
    Note receivable from ESOP ........................             -              -         (4,000)         4,000              -
                                                           ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity ...................        13,012         59,518         59,518       (119,036)        13,012
                                                           ---------      ---------      ---------      ---------      ---------
            Total liabilities and stockholders' equity     $  59,929      $  59,518      $ 482,438      $(119,036)     $ 482,849
                                                           =========      =========      =========      =========      =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1998
                                 (in thousands)

                                                              PARENT       GUARANTOR   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                            ---------      ---------      ---------      ---------      ---------

ASSETS
Current assets:
        Cash and cash equivalents .......................   $    --        $    --        $     956      $    --        $     956
        Accounts receivable - trade .....................                                    45,298                        45,298
        Inventories .....................................                                    17,210                        17,210
        Other current assets ............................                                    13,636                        13,636
                                                            ---------      ---------      ---------      ---------      ---------
              Total current assets ......................                                    77,100                        77,100

Property, plant and equipment, net ......................                                   227,217                       227,217
Investments in land held for sale .......................                                     2,579                         2,579
Investment in and advances to limited partnership .......                                     3,035                         3,035
Goodwill, net ...........................................                                   174,143                       174,143
Other assets, net of accumulated amortization ...........         484                        12,679                        13,163
Consolidated subsidiaries ...............................      55,679         55,679                      (111,358)          --
                                                            ---------      ---------      ---------      ---------      ---------
              Total assets ..............................   $  56,163      $  55,679      $ 496,753      $(111,358)     $ 497,237
                                                            =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
        Bank overdraft ..................................   $    --        $    --        $    --        $    --        $    --
        Accounts payable - trade ........................                                    28,000                        28,000
        Payable to Parent ...............................                                     2,850         (2,850)          --
        Accrued expenses ................................          69                        18,868          2,850         21,787
        Current portion of cash bonus plan ..............                                     7,811                         7,811
        Current portion of long-term debt ...............                                     6,982                         6,982
                                                            ---------      ---------      ---------      ---------      ---------
              Total current liabilities .................          69                        64,511                        64,580

Revolving line of credit ................................                                    12,000                        12,000
Long-term debt ..........................................      38,958                       291,856                       330,814
Cash bonus plan .........................................                                     9,766                         9,766
Deferred income taxes ...................................      (3,135)                       62,941                        59,806

Common stock held by the ESOP ...........................      10,000                                                      10,000
Less: unearned compensation .............................      (6,000)                                                     (6,000)

Stockholders' equity:
        Common Stock ....................................           5                         4,162         (4,162)             5
        Additional paid in capital ......................      36,264         69,805         71,643       (141,448)        36,264
        Accumulated deficit .............................     (19,998)       (14,126)       (14,126)        28,252        (19,998)
        Note receivable from ESOP .......................                                    (6,000)         6,000           --
                                                            ---------      ---------      ---------      ---------      ---------
              Total stockholders' equity ................      16,271         55,679         55,679       (111,358)        16,271
                                                            ---------      ---------      ---------      ---------      ---------
                  Total liabilities and stockholders'
                    equity ..............................   $  56,163      $  55,679      $ 496,753      $(111,358)     $ 497,237
                                                            =========      =========      =========      =========      =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1999
                                 (in thousands)

                                                       PARENT       GUARANTOR  NON-GUARANTORS   ELIMINATIONS     TOTAL
                                                     ---------      ---------     ---------      ---------     ---------
Revenues .......................................     $    --        $    --       $ 448,155     $    --        $ 448,155
Cost of goods sold .............................          --             --         374,401          --          374,401
Non-cash ESOP compensation .....................          --            --             407           --              407
Depreciation and amortization ..................          --             --          26,784          --           26,784
                                                                                  ---------                    ---------
        Gross profit ...........................          --             --          46,563          --           46,563
Selling, general and administrative expenses ...            11           --           7,916          --            7,927
                                                     ---------      ---------     ---------      ---------     ---------
               Income (loss) from operations ...           (11)          --          38,647          --           38,636
Interest expense ...............................         5,491           --          33,953          --           39,444
Other income ...................................          --             --           1,276          --            1,276
                                                     ---------      ---------     ---------      ---------     ---------
               Income (loss) before income taxes        (5,502)          --           5,970          --              468
Provision for income taxes .....................        (1,897)          --           4,538          --            2,641
Equity in net loss of subsidiaries .............         1,432          1,432          --          (2,864)          --
                                                     ---------      ---------     ---------      ---------     ---------
               Net loss ........................     $  (2,173)     $   1,432     $   1,432     $  (2,864)     $  (2,173)
                                                     =========      =========     =========      =========     =========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1998
                                 (in thousands)

                                                       PARENT       GUARANTOR   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                     ---------      ---------      ---------      ---------      ---------
Revenues .......................................     $    --        $    --        $ 514,790      $    --        $ 514,790
Cost of goods sold .............................          --             --          438,725           --          438,725
Depreciation and amortization ..................          --             --           31,787           --           31,787
                                                                                   ---------                     ---------
        Gross profit ...........................          --                          44,278           --           44,278
Selling, general and administrative expenses ...            61           --            6,888           --            6,949
                                                     ---------      ---------      ---------      ---------      ---------
               Income (loss) from operations ...           (61)          --           37,390           --           37,329
Interest expense ...............................         4,813           --           35,720           --           40,533
Other income (expense):
        Loss on disposal of non-plant assets ...          --             --             (436)          --             (436)
        Other, net .............................          --             --              993           --              993
                                                                                   ---------                     ---------
                                                          --             --              557           --              557
                                                     ---------      ---------      ---------      ---------      ---------
               Income (loss) before income taxes        (4,874)                        2,227                        (2,647)
        Provision (benefit) for income taxes ...        (1,756)                        3,624                         1,868
Equity in net income of subsidiaries ...........         1,397          1,397           --           (2,794)          --
                                                     ---------      ---------      ---------      ---------      ---------
               Net income (loss) ...............     $  (4,515)     $  (1,397)     $  (1,397)     $   2,794      $  (4,515)
                                                     =========      =========      =========      =========      =========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1997
                                 (in thousands)

                                                       PARENT       GUARANTOR   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                     ---------      ---------      ---------      ---------      ---------

Revenues .......................................     $    --        $    --        $ 490,246      $    --        $ 490,246
Cost of goods sold .............................          --             --          436,339           --          436,339
Depreciation and amortization ..................          --             --           29,876           --           29,876
                                                                                                  ---------      ---------
        Gross profit ...........................          --             --           24,031           --           24,031
Selling, general and administrative expenses ...             6           --            5,760           --            5,766
                                                     ---------      ---------      ---------      ---------      ---------
               Income (loss) from operations ...            (6)          --           18,271           --           18,265
Interest expense ...............................         4,229           --           35,157           --           39,386
Other income ...................................          --             --            2,271           --            2,271
                                                     ---------      ---------      ---------      ---------      ---------
               Income (loss) before income taxes        (4,235)          --          (14,615)          --          (18,850)
Benefit for income taxes .......................        (1,481)          --           (3,342)          --           (4,823)
Extraordinary loss, net ........................          --                           1,456           --            1,456
Equity in net loss of subsidiaries .............        12,729         12,729           --          (25,458)          --
                                                     ---------      ---------      ---------      ---------      ---------
               Net loss ........................     $ (15,483)     $ (12,729)     $ (12,729)     $  25,458      $ (15,483)
                                                     =========      =========      =========      =========      =========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1999
                                 (in thousands)

                                                              PARENT    GUARANTOR NON-GUARANTORS  ELIMINATIONS         TOTAL
                                                             --------    --------    --------       --------    --------
Cash flows from operating activities:
        Net income (loss) ................................   $ (2,173)   $  1,432    $  1,432       $ (2,864)   $ (2,173)
        Adjustments to reconcile net income to net
            cash provided by operating activities:
        Depreciation of fixed assets .....................       --          --        21,924           --        21,924
        Amortization of goodwill and other assets ........       --                     4,860           --         4,860
        Amortization of debt issue costs .................      5,491        --         1,159           --         6,650
        Earnings from limited partnership ................       --                      (775)       --             (775)
        Deferred income taxes ............................     (1,903)       --        (1,460)          --        (3,363)
        Non-cash ESOP compensation .......................       --          --           407           --           407
        Change in:
            Accounts receivable ..........................       --          --         5,078           --         5,078
            Inventories ..................................       --          --        (2,763)          --        (2,763)
            Other assets .................................         86        --        (4,183)          --        (4,097)
            Accounts payable, accrueds and other .........        (69)       --         8,489           --         8,420
                                                             --------    --------    --------       --------    --------
                 Net cash provided by operating activities      1,432       1,432      34,168         (2,864)     34,168

Cash flows from investing activities:
        Capital expenditures .............................       --          --       (14,413)          --       (14,413)
        Proceeds from the sale of non-plant assets .......       --          --           477           --           477
        Distribution from limited partnership ............       --          --           990           --           990
                                                             --------    --------    --------       --------    --------
                 Net cash used in investing activities ...       --          --       (12,946)          --       (12,946)

 Cash flows from financing activities:
        Change in bank overdraft .........................       --          --           874           --           874
        Net repayments under revolver ....................       --          --       (10,000)          --       (10,000)
        Payments on long-term debt .......................       --          --        (6,979)          --        (6,979)
        Payment of cash bonus plan .......................       --          --        (7,807)          --        (7,807)
        Debt issuance costs ..............................       --          --          (163)          --          (163)
        Reduction in note receivable from ESOP ...........       --          --         2,000           --         2,000
                                                             --------    --------    --------       --------    --------
                 Net cash used in financing activities ...       --          --       (22,075)          --       (22,075)
                                                             --------    --------    --------       --------    --------

Net increase (decrease) in cash and cash equivalents .....      1,432       1,432        (853)        (2,864)       (853)
Cash and cash equivalents, at beginning of period ........       --          --           956           --           956
                                                             --------    --------    --------       --------    --------
Cash and cash equivalents, at end of period ..............   $  1,432    $  1,432    $    103       $ (2,864)   $    103
                                                             ========    ========    ========       ========    ========

              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1998
                                 (in thousands)

                                                                PARENT       GUARANTOR  NON-GUARANTORS ELIMINATIONS    TOTAL
                                                               --------      --------      --------      --------     --------
Cash flows from operating activities:
        Net income (loss) ................................     $ (4,515)     $ (1,397)     $ (1,397)     $  2,794     $ (4,515)
        Adjustments to reconcile net income to net
            cash provided by operating activities:
        Depreciation of fixed assets .....................         --            --          25,208          --         25,208
        Amortization of goodwill and other assets ........         --            --           6,579          --          6,579
        Amortization of debt issue costs .................        4,813          --           1,089          --          5,902
        Earnings from limited partnership ................         --            --            (476)         --           (476)
        Deferred income taxes ............................       (1,654)         --          (1,680)         --         (3,334)
        Change in:
            Accounts receivable ..........................         --            --            (636)         --           (636)
            Inventories ..................................         --            --             716          --            716
            Other assets .................................           (4)         --           1,843          --          1,839
            Accounts payable, accrueds and other .........           67          --           3,661          --          3,728
                                                               --------      --------      --------      --------     --------
                 Net cash provided by operating activities       (1,293)       (1,397)       34,907         2,794       35,011

Cash flows from investing activities:
        Capital expenditures .............................         --            --         (12,466)         --        (12,466)
        Proceeds from the sale of non-plant assets .......         --            --             871          --            871
        Distribution from limited partnership ............         --            --             410          --            410
                                                               --------      --------      --------      --------     --------
                 Net cash used in investing activities ...         --            --         (11,185)         --        (11,185)

 Cash flows from financing activities:
        Change in bank overdraft .........................         --            --         (10,157)         --        (10,157)
        Net repayments under revolver ....................         --            --            --            --           --
        Proceeds from issuance of long-term debt .........         --            --           3,192          --          3,192
        Payments on long-term debt .......................         --            --          (9,706)         --         (9,706)
        Payment of cash bonus plan .......................         --            --          (7,807)         --         (7,807)
        Debt issuance costs ..............................         (104)         --            (389)         --           (493)
        Reduction in note receivable from ESOP ...........         --            --           2,000          --          2,000
                                                               --------      --------      --------      --------     --------
                 Net cash used in financing activities ...         (104)         --         (22,867)         --        (22,971)
                                                               --------      --------      --------      --------     --------

Net increase (decrease) in cash and cash equivalents .....       (1,397)       (1,397)          855         2,794          855
Cash and cash equivalents, at beginning of period ........         --            --             101          --            101
                                                               --------      --------      --------      --------     --------
Cash and cash equivalents, at end of period ..............     $ (1,397)     $ (1,397)     $    956      $  2,794     $    956
                                                               ========      ========      ========      ========     ========


              TEXAS PETROCHEMICAL HOLDINGS, INC. (AND PREDECESSOR)

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1997
                                 (in thousands)

                                                            PARENT        GUARANTOR   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                           ---------      ---------      ---------      ---------      ---------

Cash flows from operating activities:
        Net loss .....................................     $ (15,483)     $ (12,729)     $ (12,729)     $  25,458      $ (15,483)
        Adjustments to reconcile net loss to net
            cash used in operating activities:
        Extraordinary loss, net ......................          --             --            1,456           --            1,456
        Depreciation of fixed assets .................          --             --           24,810           --           24,810
        Amortization of goodwill and other assets ....          --             --            5,066           --            5,066
        Amortization of debt issue costs .............         4,229           --            1,435           --            5,664
        Earnings from limited partnership ............          --             --             (670)          --             (670)
        Deferred income taxes ........................          --             --           (2,897)          --           (2,897)
        Change in:
            Accounts receivable ......................          --             --           (9,382)          --           (9,382)
            Inventories ..............................          --             --           (5,993)          --           (5,993)
            Other assets .............................        (1,475)          --           (4,906)          --           (6,381)
            Accounts payable, accrueds and other .....          --             --            2,051           --            2,051
                                                           ---------      ---------      ---------      ---------      ---------
                 Net cash used in operating activities       (12,729)       (12,729)        (1,759)        25,458         (1,759)

Cash flows from investing activities:
        Capital expenditures .........................          --             --           (7,634)          --           (7,634)
        Proceeds from the sale of non-plant assets ...          --             --            4,754           --            4,754
        Distribution from limited partnership ........          --             --              525           --              525
        Acquisition of the Company ...................          --             --         (366,277)          --         (366,277)
        Proceeds from sale of Predecessor assets .....          --             --           16,288           --           16,288
                                                           ---------      ---------      ---------      ---------      ---------
                 Net cash used in investing activities          --             --         (352,344)          --         (352,344)

 Cash flows from financing activities:
        Change in bank overdraft .....................          --                          10,157           --           10,157
        Net repayments under revolver ................          --                          (1,000)          --           (1,000)
        Proceeds from issuance of long-term debt .....        30,000           --          368,000           --          398,000
        Payments on long-term debt ...................          --             --          (62,219)          --          (62,219)
        Payment of cash bonus plan ...................          --             --           (9,406)          --           (9,406)
        Debt issuance and organization costs .........          (465)          --          (15,839)          --          (16,304)
        Reduction in note receivable from ESOP .......          --             --            2,000           --            2,000
        Proceeds from sale of common stock ...........        32,976           --                                         32,976
        Cash contribution to subsidiary ..............       (62,511)          --           62,511           --             --
                                                           ---------      ---------      ---------      ---------      ---------
                 Net cash provided by (used in)
                    financing activities .............          --             --          354,204           --          354,204
                                                           ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .       (12,729)       (12,729)           101         25,458            101
Cash and cash equivalents, at beginning of period
                                                           ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, at end of period ..........     $ (12,729)     $ (12,729)     $     101      $  25,458      $     101
                                                           =========      =========      =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

                                                                                YEARS OF
                                                                          SERVICE WITH THECOMPANY
NAME                   AGE     POSITION                                     OR ITS PREDECESSORS
----                   ---     --------                                   -----------------------

Gordon A. Cain          87     Director                                              15
Hunter W. Henry Jr.     71     Director                                               1
William R. Huff         49     Director                                               3
William A. McMinn       69     Director and Chairman                                 15
Steve A. Nordaker       52     Director                                               2
Gary L. Rosenthal       50     Director                                               1
Susan O. Rheney         40     Director                                               3
John T. Shelton         68     Director                                              15
B. W. Waycaster         60     Director, President and Chief Executive Officer        7
Bill R. McNeese         65     Vice President, Operations                            11
H.E. Sebastian          55     Vice President, Marketing and Supply                   1
Carl S. Stutts          52     Vice President, Finance and Corporate Development      1
Stephen R. Wright       51     Vice President, Secretary and General Counsel          3


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

     Mr. Henry has held various manufacturing and management positions in the Dow Chemical Company, including Vice President - Business Operations for Latin America, Vice President - Manufacturing Dow Badische, General Manager - Michigan Division, President - Dow Brazil, President - Dow USA and Executive Vice President of Dow Chemical Company (1982 - 1988). Mr. Henry was on Dow's board from 1979 to 1993 and has served on the Executive, Compensation, Health and Safety Committees and as Chairman of the Finance and Investment Policy Committee. Mr. Henry also served as Chairman of the Board of Dowell Schlumberger, 1985 - 1988.

     Mr. Huff has been President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund") since 1994. He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund.

     Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997

     Mr. Nordaker has been a Managing Director of Chase Securities since August 1995. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of Chase Venture, an affiliate of Chase Securities.

     Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of AXIA Group, Inc., and American Plumbing & Mechanical, Inc.

     Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. which focuses on investment, acquisition and advice to various businesses since 1994, and as Chairman of the Board, President and CEO of AXIA Incorporated since 1998. Mr. Rosenthal previously served as Chairman of the Board (1990-1994) and CEO
(1994) of Wheatley TXT Corp.

     Mr. Shelton has been Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company since 1983. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager -
Manufacturing/Engineering of Atlantic Richfield Company.

     Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydrocarbons and Resources when he left to join the Company. Mr. Waycaster is a Board member of the Chemical Manufacturers Association, National Petrochemical and Refiners Association, and serves on the Advisory Board of ChemConnect, Inc..

     Mr. McNeese retired from the Company on July 1, 1999, and has been retained as a consultant. Mr. McNeese was the Vice President - Operations of the Company from 1992 - 1999. He joined the Company in 1986 and has held positions in manufacturing, production and utilities. From 1984 to 1986, Mr. McNeese served as General Manager- Operations and Engineering for Paktank Corporation. Prior thereto, Mr. McNeese held various positions in a number of Atlantic Richfield Company businesses. Mr. McNeese has 36 years of experience in the chemicals industry.

     Mr. Sebastian joined the Company in March 1998 as Vice President Marketing and Supply. Prior to joining the Company, he performed consulting activities in chemical and oil products marketing, operations and logistics, specializing in buying and selling physical assets and companies. Prior to that, he was Executive Vice President of Commonwealth Oil Refining Company and a Co-Founder of Arochem Corporation, both with refinery and petrochemical operations in Puerto Rico. He also brings extensive marketing and trading experience from Exxon Chemical Company and Phibro Energy.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 1999.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                       YEAR(1)    SALARY       BONUS
---------------------------                       ------     ------       -----

B. W. Waycaster, President and
 Chief Executive Officer ...................        1999    $300,000    $459,156
                                                    1998     300,000     507,186
                                                    1997     300,000     326,787
Stephen R. Wright, Vice
 President, Secretary and ..................        1999    $180,000    $275,494
 General Counsel ...........................        1998     180,000     281,138
                                                    1997     165,000      50,104

Bill R. McNeese, Vice
 President, Operations .....................        1999    $150,000    $229,579
                                                    1998     150,000     236,251
                                                    1997     148,500      63,869
H.E. Sebastian
 Vice President, Marketing and Supply ......        1999    $175,000    $265,500
                                                    1998      58,333      19,779

Carl S. Stutts, Vice President,
  Finance and Corporate Development ........        1999    $175,000    $267,841
                                                    1998      41,761        --
----------------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.


   There were no stock options granted during the fiscal year ended June 30, 1999 to the Named Executive Officers.

   The following table sets forth the number and dollar value of exercised and unexercised options held by each of the Named Executive Officers at June 30, 1999.

                          NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                        OPTIONS AT JUNE 30, 1999              JUNE 30, 1999
                      -----------------------------   -----------------------------
                      EXERCISABLE   NOT EXERCISABLE   EXERCISABLE   NOT EXERCISABLE
                      -----------   ---------------   -----------   ---------------

B.W. Waycaster ..         2,285           1,143         $59,410         $29,718
H.E. Sebastian ..         1,667           3,333          43,342          86,658
Carl S. Stutts ..         1,667           3,333          43,342          86,658
Stephen R. Wright           900             450          23,400          11,700

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 1, 1999, the number and percentage of the outstanding shares of Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock,
(b) each director of the Company, (c) each of the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group.

                                            AMOUNT AND NATURE         % OF
                                         OF BENEFICIAL OWNERSHIP   OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER         OF COMMON STOCK       COMMON STOCK
------------------------------------     -----------------------   ------------
Gordon A. Cain ........................           69,000               13.1%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Hunter W. Henry Jr ....................             --                 --
  1204 Brooks Hollow Rd ...............
  Austin, TX 78734
William R. Huff .......................             --                 --
  67 Park Place
  Morristown, New Jersey 07960
William A. McMinn .....................           13,333(1)             2.5%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Bill R. McNeese .......................            2,000                0.4%
  Three Riverway, Suite 1500
  Houston, Texas 77056
Steve A. Nordaker .....................             --                 --
  707 Travis, 7th Floor
  Houston, TX 77002
Susan O. Rheney .......................            5,000                0.9%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Gary L. Rosenthal .....................            1,450(2)             0.7%
  600 Travis, Suite 6110
  Houston, TX 77002
H.E. Sebastian ........................            2,167(3)             0.4%
  Two Penn Plaza, 22nd Floor
  New York, NY 10121
John T. Shelton .......................           10,000                1.9%
  Eight Greenway Plaza, Suite 702
  Houston, Texas 77046
Carl S. Stutts ........................            4,167(4)             0.8%
  3810 Swartmore Street
  Houston, TX 77056
B. W. Waycaster .......................           42,285(5)             8.0%
  Three Riverway, Suite 1500
  Houston, Texas 77056
Stephen R. Wright .....................            2,550(6)             0.5%
  Three Riverway, Suite 1500
  Houston, Texas 77056
All directors and Named Executive
  Officers as a group (12 persons) ....          150,502               28.5%
Texas Petrochemicals Corporation ESOP .          100,000               18.9%
Capital Southwest Corporation .........           30,000                5.7%
  12900 Preston Road, Suite 700
  Dallas, Texas 75230
Chase Venture Capital Associates, L.P.            60,000               11.4%
  380 Madison Avenue
  New York, New York 10017
The Huff Alternative Income Fund,  L.P.           57,778               10.9%
  67 Park Place
  Morristown, New Jersey 07960

(1) Includes 3,333 shares subject to options exercisable as of June 30, 1999.
(2) Does not include 2,000 shares held in Trust for Mr. Rosenthal. Mr. Rosental disclaims beneficial ownership of the shares.
(3) Includes 1,667 shares subject to options exerciseable as of June 30, 1999.
(4) Includes 1,667 shares subject to options exerciseable as of June 30, 1999.
(5) Includes 2,285 shares subject to options exerciseable as of June 30, 1999.
(6) Includes   900 shares subject to options exerciseable as of June 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development in the amount of $200,000 of which $21,024 remained outstanding as of June 30, 1999. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1999 and 1998 the Company made payments totaling $250,000 and $500,000, respectively, to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-1, File No. 333-37811).

         3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-37811).

         4.1 Indenture dated as of July 1, 1996 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Senior Subordinated Notes due 2006, including the form of the Note (incorporated by reference to Exhibit 4.1 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

         4.2 Indenture dated as of March 1, 1997 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Series B Senior Subordinated Notes due 2006, including the form of Note (incorporated by reference to Exhibit 4.2 of Texas Petrochemicals Corporation's Form S-4, File No. 333-24589).

         5.1 Opinion of Bracewell & Patterson, L.L.P. as to the validity of the Discount Notes (incorporated by reference to Exhibit 5 of Form S-1, File No. 333-37811).

         8 Opinion of Bracewell & Patterson, L.L.P. as to certain federal income tax matters (incorporated by reference to Exhibit 8 of Form S-1, File No. 333-37811).

        10.1 Holdings' 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of Form S-1, File No. 333-37811).

        10.2  TPC Employee Stock Ownership Plan (incorporated by reference to
              Exhibit 10.2 of Texas Petrochemicals Corporation's Form S-4, file No. 333-11569).

        10.3 TPC Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.3 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

        10.4 TPC Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

        10.5 Security Agreement by and between Boatmen's Trust Company of Texas and the Company (incorporated by reference to Exhibit 10.5 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

        10.6 TPC Profit Sharing Plan (incorporated by reference to Exhibit 10.6 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

        10.7 Lease for Calcasieu Parish, Louisiana (incorporated by reference to Exhibit 10.7 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

        10.8 Credit Agreement dated as of July 1, 1996 among the Company, Texas Commerce Bank, National Association, ABN AMRO North America, Inc., and The Bank of Nova

              Scotia (incorporated by reference to Exhibit
              10.8 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.9 Security Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.9 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.10 Pledge Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.10 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.11 Letter Agreement dated May 6, 1996 by and among The Sterling Group, Inc., Texas Petrochemical Holdings, Inc., TPC Holding, and the Company (incorporated by reference 10.11 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.12 Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.12 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.13 Form of Tax Sharing Agreement among Texas Petrochemical Holdings, Inc., TPC Holding, the Company and Texas Butylene Chemical Corporation (incorporated by reference to Exhibit 10.13 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       10.15 Form of Indemnity Agreement between the Company and each of its officers and directors.

       10.16 Amendment to Credit Agreement dated as of June 30, 1998 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.16 of Form S-1, File No. 333-37811).

       10.17 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached.

       21 Subsidiaries of the Company (incorporated to Exhibit 21 of Form S-1, File No. 333-37811).

       25.1 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of July 1, 1996 (incorporated by reference to Exhibit 25.1 of Texas Petrochemicals Corporation's Form S-4, File No. 333-11569).

       25.2 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of March 1, 1997 (incorporated by reference to Exhibit 25.2 of Texas Petrochemicals Corporation's Form S-4, File No. 333-24589).

       25.3 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of July 1, 1996 with respect to the Discount Notes (incorporated by reference to Exhibit 25.3 of Form S-1, File No. 333-37811).

       27     Financial Data Schedule


     (b) Financial Statement Schedules

         Not applicable

     (c) Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1999.

                                       TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                  (Registrant)

                                       By: /s/  B.W. WAYCASTER
                                                B.W. Waycaster
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 27, 1999.

     /s/ WILLIAM A. MCMINN       Chairman
         William A. McMinn


     /s/ B.W. WAYCASTER          Director, President and Chief Executive Officer
         B.W. Waycaster


     /s/ GORDON A. CAIN          Director
         Gordon A. Cain


     /s/ HUNTER W. HENRY JR.     Director
         Hunter W. Henry Jr.


     /s/ WILLIAM R. HUFF         Director
         William R. Huff


     /s/ STEVE A. NORDAKER       Director
         Steve A. Nordaker


     /s/ SUSAN O. RHENEY         Director
         Susan O. Rheney


     /s/ GARY L. ROSENTHAL       Director
         Gary L. Rosenthal


     /s/ JOHN T. SHELTON         Director
         John T. Shelton

     /s/ CARL S. STUTTS          Vice President, Finance and Corporate
         Carl S. Stutts          Development