Form 10-Q
period 1999-09-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 1999-11-12
CIK 1019101

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ........... TO ...............

                          REGISTRATION NUMBER 333-11569

                              ---------------------

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

                              ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes [X]    No [ ]

      The number of shares of common stock of the registrant outstanding as of November 12, 1999 is 528,445.
--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                          PART I. FINANCIAL INFORMATION                     ----

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of September 30, 1999 and June 30, 1999 ..   1

   Consolidated Statement of Operations for the three months ended
      September 30, 1999 and 1998 .........................................   2
   Consolidated Statement of Cash Flows for the three months ended
      September 30, 1999 and 1998 .........................................   3

   Notes to Consolidated Financial Statements .............................   4

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ..............................................  13
Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  19

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................  19

Item 6. Exhibits and Reports on Form 8-K ..................................  19

Signature .................................................................  20

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    SEPTEMBER 30,      JUNE 30,
                                                         1999            1999
                                                      ---------       ---------
               ASSETS
Current assets:
    Cash and cash equivalents ..................      $     223       $     103
    Accounts receivable - trade ................         48,042          40,220
    Inventories ................................         20,626          19,973
    Other current assets .......................         18,532          18,576
                                                      ---------       ---------
       Total current assets ....................         87,423          78,872

Property, plant and equipment, net .............        215,914         219,706
Investments in land held for sale ..............          2,058           2,058
Investment in and advances to limited
   partnership .................................          2,944           2,820
Goodwill, net ..................................        168,415         169,560
Other assets, net of accumulated amortization ..          9,607           9,833
                                                      ---------       ---------
       Total assets ............................      $ 486,361       $ 482,849
                                                      =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft .............................      $    --         $     874
    Accounts payable - trade ...................         50,684          38,992
    Accrued expenses ...........................         14,615          19,215
    Current portion of cash bonus plan .........          7,811           7,811
    Current portion of long-term debt ..........          7,201           7,465
                                                      ---------       ---------
       Total current liabilities ...............         80,311          74,357

Revolving line of credit .......................           --             2,000
Long-term debt .................................        328,239         328,467
Cash bonus plan ................................             10           1,959
Deferred income taxes ..........................         54,757          55,494
Commitments and contingencies (Note 3)

Common stock held by the ESOP ..................         12,600          12,600
Less: unearned compensation ....................         (4,410)         (5,040)

Stockholders' equity:
    Common stock, $0.01 par value, 1,000,000
       voting and 100,000 shares non-voting
       authorized, 528,445 voting shares
       issued and outstanding ..................              5               5
    Additional paid in capital .................         36,868          36,738
    Treasury stock .............................           (126)           --
    Accumulated deficit ........................        (21,893)        (23,731)
                                                      ---------       ---------
       Total stockholders' equity ..............         14,854          13,012
                                                      ---------       ---------
         Total liabilities and
            stockholders' equity ...............      $ 486,361       $ 482,849
                                                      =========       =========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
Revenues ........................................      $ 154,002      $ 100,026
Cost of goods sold ..............................        132,049         80,276
Non-cash ESOP compensation ......................            130           --
Depreciation and amortization ...................          5,864          7,692
                                                       ---------      ---------
    Gross profit ................................         15,959         12,058

Selling, general and
   administrative expenses ......................          1,990          2,318
                                                       ---------      ---------
        Income from operations ..................         13,969          9,740


Interest expense ................................          9,767          9,744

Other income, net ...............................            102            687
                                                       ---------      ---------

        Income before income taxes ..............          4,304            683

Provision for income taxes ......................          2,336            900
                                                       ---------      ---------

        Net income (loss) .......................      $   1,968      $    (217)
                                                       =========      =========

Basic income (loss) per share ...................      $    4.01      $   (0.46)
                                                       =========      =========
Weighted average shares outstanding - basic .....        490,678        470,278
                                                       =========      =========

Diluted income (loss) per share .................      $    3.95      $   (0.46)
                                                       =========      =========
Weighted average shares outstanding - diluted ...        497,339        470,278
                                                       =========      =========

           See accompanying note to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
Cash flows from operating activities:
    Net income ...................................      $  1,968       $   (217)
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
    Depreciation of fixed assets .................         4,668          6,463
    Amortization of goodwill and other
       assets ....................................         1,193          1,229
    Amortization of debt issue costs and
       deferred premium ..........................         1,812          1,617
    Earnings from limited partnership ............          (124)          (208)
    Deferred income taxes ........................          (966)        (1,276)
    Non-cash ESOP compensation ...................           130           --
    Change in:
      Accounts receivable ........................        (7,822)        14,008
      Inventories ................................          (653)        (7,931)
      Other assets ...............................            79           (914)
      Accounts payable ...........................        11,692         (2,678)
      Accrued expenses ...........................        (4,596)        (4,600)
                                                        --------       --------
         Net cash provided by
            operating activities .................         7,381          5,493

Cash flows from investing activities:
    Capital expenditures .........................          (876)        (4,019)
    Distribution from limited partnership ........          --              330
                                                        --------       --------
         Net cash used in investing activities ...          (876)        (3,689)

 Cash flows from financing activities:
    Change in bank overdraft .....................          (874)           201
    Net borrowings (repayments) under revolver ...        (2,000)           500
    Payments on long-term debt ...................        (1,910)        (1,744)
    Payment of cash bonus plan ...................        (1,949)        (1,957)
    Debt issuance costs ..........................          (152)          (163)
    Reduction in note receivable from ESOP .......           500            500
                                                        --------       --------
    Net cash used in financing activities ........        (6,385)        (2,663)
                                                        --------       --------

Net increase (decrease) in cash and cash
   equivalents ...................................           120           (859)

Cash and cash equivalents, at beginning
   of period .....................................           103            956
                                                        --------       --------

Cash and cash equivalents, at end of period ......      $    223       $     97
                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as (the "Company"). The Company, through its facility in Houston, Texas, is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 1999 and the results of its operations and cash flows for the interim period ended September 30, 1999. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1999. The June 30, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

    EARNINGS PER SHARE

    The basic and diluted weighted average shares outstanding used in the computation of earnings (loss) per share are net of 35,000 and 55,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of September 30, 1999 and 1998, respectively. The diluted weighted average shares outstanding for the three months ended September 30, 1999 includes the dilutive effect of stock options outstanding of 6,661 shares. The effect of options was antidilutive for the three months ended September 30, 1998 and therefore was excluded from the earning/loss per share calculation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                  ------------     ----------

      Finished goods                                 $ 9,431         $10,594
      Raw materials                                   10,251           8,053
      Chemicals and supplies                             944           1,326
                                                     -------         -------
                                                     $20,626         $19,973
                                                     =======         =======

OTHER CURRENT ASSETS:
                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                  -------------    ----------

      Catalyst inventory                             $ 9,141          $7,463
      Deferred turnaround costs                        1,933           2,585
      Prepaid and other                                7,458           8,528
                                                     -------         -------
                                                     $18,532         $18,576
                                                     =======         =======

PROPERTY, PLANT AND EQUIPMENT:
                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                  -------------    ----------

      Chemical plants                                $281,392        $277,117
      Construction in progress                          5,435           8,834
      Other                                             5,202           5,202
                                                      -------        --------
                                                      292,029         291,153
      Less accumulated depreciation, depletion
          and amortization                             76,115          71,447
                                                     --------        --------
                                                     $215,914        $219,706
                                                     ========        ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                  -------------    ----------

      Accrued interest                               $ 6,541         $13,893
      Property and sales taxes                         2,934           1,995
      Federal and state taxes                          3,869           2,731
      Other                                            1,271             596
                                                     -------         -------
                                                     $14,615         $19,215
                                                     =======         =======

LONG TERM DEBT:
                                                  SEPTEMBER 30,     JUNE 30,
                                                      1999            1999
                                                  -------------    ----------
      Bank Credit Agreement:
         Term A Loan                                 $17,103         $18,002
         Term B Loan                                  41,161          41,407
         ESOP Loan                                     3,500           4,000
         Revolving Credit Loans                           -            2,000
      Senior Subordinated Notes                      225,000         225,000
      Discount Notes                                  45,893          44,394
      Deferred premium on Senior Subordinated Notes    2,170           2,250
      Long-term financing                                613             879
                                                     -------         -------
                                                     335,440         337,932
      Less current maturities                          7,201           7,465
                                                    --------        --------
      Long-term debt                                $328,239        $330,467
                                                    ========        ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 3% for Term A and Term B, respectively at September 30, 1999) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% at September 30, 1999). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

3.  COMMITMENTS AND CONTINGENCIES

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

4.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 1999
                                 (in thousands)

                                                           PARENT        GUARANTOR    NON-GUARANTORS    ELIMINATIONS       TOTAL
                                                         ---------       ---------    --------------    ------------     ---------
ASSETS
Current assets:
    Cash and cash equivalents .....................      $       -       $       -       $     223       $       -       $     223
    Accounts receivable - trade ...................                                         48,042                          48,042
    Inventories ...................................                                         20,626                          20,626
    Other current assets ..........................           (177)                         18,709                          18,532
                                                         ---------       ---------       ---------       ---------       ---------
       Total current assets .......................           (177)                         87,600                          87,423

Property, plant and equipment, net ................                                        215,914                         215,914
Investments in land held for sale .................                                          2,058                           2,058
Investment in and advances to
   limited partnership ............................                                          2,944                           2,944
Goodwill, net .....................................                                        168,415                         168,415
Other assets, net of accumulated
   amortization ...................................            445             -             9,162                           9,607
Consolidated subsidiaries .........................         63,108          63,108            --          (126,216)
                                                         ---------       ---------       ---------       ---------       ---------
       Total assets ...............................      $  63,376       $  63,108       $ 486,093       $(126,216)      $ 482,361
                                                         =========       =========       =========       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ................................      $       -       $       -       $       -       $       -       $       -
    Accounts payable - trade ......................                                         50,684                          50,684
    Payable to Parent .............................                                          2,750          (2,750)
    Accrued expenses ..............................                                         11,865           2,750          14,615
    Current portion of cash bonus plan ............                                          7,811                           7,811
    Current portion of long-term debt .............                                          7,201                           7,201
                                                         ---------       ---------       ---------       ---------       ---------
       Total current liabilities ..................                                         80,311                          80,311

Revolving line of credit ..........................                                              -                               -
Long-term debt ....................................         45,893                         282,346                         328,239
Cash bonus plan ...................................                                             10                              10
Deferred income taxes .............................         (5,561)                         60,318                          54,757

Common stock held by the ESOP .....................         12,600                                                          12,600
Less: unearned compensation .......................         (4,410)                                                         (4,410)

Stockholders' equity:
    Common Stock ..................................              5                           4,162          (4,162)              5
    Additional paid in capital ....................         36,868          72,842          72,180        (145,022)         36,868
    Treasury stock ................................           (126)                                                           (126)
    Accumulated deficit ...........................        (21,893)         (9,734)         (9,734)         19,468         (21,893)
    Note receivable from ESOP .....................                                         (3,500)          3,500
                                                         ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity .................         14,854          63,108          63,108        (126,216)         14,854
                                                         ---------       ---------       ---------       ---------       ---------
         Total liabilities and stockholders' equity      $  63,376       $  63,108       $ 486,093       $(126,216)      $ 486,361
                                                         =========       =========       =========       =========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1999
                                 (in thousands)

                                                            PARENT        GUARANTOR     NON-GUARANTORS   ELIMINATIONS       TOTAL
                                                          ---------       ---------     --------------   ------------     ---------
ASSETS
Current assets:
    Cash and cash equivalents .........................   $       -       $       -       $     103       $       -       $     103
    Accounts receivable - trade .......................                                      40,220                          40,220
    Inventories .......................................                                      19,973                          19,973
    Other current assets ..............................         (48)                         18,624                          18,576
                                                          ---------       ---------       ---------       ---------       ---------
       Total current assets ...........................         (48)                         78,920                          78,872

Property, plant and equipment, net ....................                                     219,706                         219,706
Investments in land held for sale .....................                                       2,058                           2,058
Investment in and advances to
   limited partnership ................................                                       2,820                           2,820
Goodwill, net .........................................                                     169,560                         169,560
Other assets, net of accumulated
   amortization .......................................         459                           9,374                           9,833
Consolidated subsidiaries .............................      59,518          59,518                        (119,036)              -
                                                          ---------       ---------       ---------       ---------       ---------
       Total assets ...................................   $  59,929       $  59,518       $ 482,438       $(119,036)      $ 482,849
                                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ....................................   $       -       $       -       $     874       $       -       $     874
    Accounts payable - trade ..........................                                      38,992                          38,992
    Payable to Parent .................................                                       1,987          (1,987)
    Accrued expenses ..................................                                      17,228           1,987          19,215
    Current portion of cash bonus plan ................                                       7,811                           7,811
    Current portion of long-term debt .................                                       7,465                           7,465
                                                          ---------       ---------       ---------       ---------       ---------
       Total current liabilities ......................                                      74,357                          74,357

Revolving line of credit ..............................                                       2,000                           2,000
Long-term debt ........................................      44,394                         284,073                         328,467
Cash bonus plan .......................................                                       1,959                           1,959
Deferred income taxes .................................      (5,037)                         60,531                          55,494

Common stock held by the ESOP .........................      12,600                                                          12,600
Less: unearned compensation ...........................      (5,040)                                                         (5,040)

Stockholders' equity:
    Common Stock ......................................           5                           4,162          (4,162)              5
    Additional paid in capital ........................      36,738          72,212          72,050        (144,262)         36,738
    Accumulated deficit ...............................     (23,731)        (12,694)        (12,694)         25,388         (23,731)
    Note receivable from ESOP .........................                                      (4,000)          4,000
                                                          ---------       ---------       ---------       ---------       ---------
       Total stockholders' equity .....................      13,012          59,518          59,518        (119,036)         13,012
                                                          ---------       ---------       ---------       ---------       ---------
         Total liabilities and stockholders' equity ...   $  59,929       $  59,518       $ 482,438        (119,036)      $ 482,849
                                                          =========       =========       =========       =========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 1999
                                 (in thousands)


                                                   PARENT        GUARANTOR     NON-GUARANTORS   ELIMINATIONS       TOTAL
                                                  ---------      ---------     --------------   ------------     ---------
Revenues ...................................      $      -       $      -         $154,002        $      -        $154,002
Cost of goods sold .........................                                       132,049                         132,049
Non-cash ESOP compensation .................                                           130                             130
Depreciation and amortization ..............                                         5,864                           5,864
                                                  --------       --------         --------        --------        --------
    Gross profit ...........................                                        15,959                          15,959
Selling, general and administrative expenses             1                           1,989                           1,990
                                                  --------       --------         --------         --------        --------

        Income (loss) from operations ......            (1)                         13,970                          13,969
Interest expense ...........................         1,512                           8,255                           9,767
Other income (expense) .....................                                           102                             102
                                                  --------       --------         --------        --------        --------
        Income (loss) before income taxes ..        (1,513)                          5,817                           4,304
Provision (benefit) for income taxes .......          (521)                          2,857                           2,336
Equity in net income of subsidiaries .......         2,960          2,960                           (5,920)
                                                  --------       --------         --------        --------        --------
        Net income .........................      $  1,968       $  2,960         $  2,960        $ (5,920)       $  1,968
                                                  ========       ========         ========        ========        ========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 1998
                                 (in thousands)


                                                 PARENT        GUARANTOR   NON-GUARANTORS  ELIMINATIONS        TOTAL
                                               ---------       ---------   --------------  ------------      ---------

Revenues ................................      $       -       $       -      $ 100,026      $       -       $ 100,026
Cost of goods sold ......................                                        80,276                         80,276
Depreciation and amortization ...........                                         7,692                          7,692
                                               ---------       ---------      ---------      ---------       ---------
    Gross profit ........................                                        12,058                         12,058
Selling, general and administrative
   expenses .............................              3                          2,315                          2,318
        Income (loss) from operations ...             (3)                         9,743                          9,740
Interest expense ........................          1,329                          8,415                          9,744
Other income (expense) ..................                                           687                            687
                                               ---------       ---------      ---------      ---------       ---------
        Income (loss) before income taxes         (1,332)                         2,015                            683
    Provision (benefit) for income taxes            (460)                         1,360                            900
Equity in net income of subsidiaries ....            655             655                        (1,310)
                                               ---------       ---------      ---------      ---------       ---------
        Net income (loss) ...............      $    (217)      $     655      $     655      $  (1,310)      $    (217)
                                               =========       =========      =========      =========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1999
                                 (in thousands)

                                                             PARENT      GUARANTOR  NON-GUARANTORS  ELIMINATIONS     TOTAL
                                                           ---------     ---------  --------------  ------------   ---------
Cash flows from operating activities:
    Net income (loss) .................................      $ 1,968       $ 2,960       $ 2,960       $(5,920)       $1,968
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation of fixed assets ......................                                    4,668                       4,668
    Amortization of goodwill and other assets .........                                    1,193                       1,193
    Amortization of debt issue costs ..................        1,512                         300                       1,812
    Earnings from limited partnership .................                                     (124)                       (124)
    Deferred income taxes .............................         (524)                       (442)                       (966)
    Non-cash ESOP compensation ........................                                      130                         130
    Change in:
      Accounts receivable .............................                                   (7,822)                     (7,822)
      Inventories .....................................                                     (653)                       (653)
      Other assets ....................................                                       79                          79
      Accounts payable, accrueds and other ............            4                       7,092                       7,096
                                                             -------       -------       -------       -------       -------
         Net cash provided by operating activities ....        2,960         2,960         7,381        (5,920)        7,381

Cash flows from investing activities:
    Capital expenditures ..............................                                     (876)                       (876)
                                                             -------       -------       -------       -------       -------
         Net cash used in investing activities ........                                     (876)                       (876)

 Cash flows from financing activities:
    Change in bank overdraft ..........................                                     (874)                       (874)
    Net repayments under revolver .....................                                   (2,000)                     (2,000)
    Payments on long-term debt ........................                                   (1,910)                     (1,910)
    Payment of cash bonus plan ........................                                   (1,949)                     (1,949)
    Debt issuance costs ...............................                                     (152)                       (152)
    Reduction in note receivable from ESOP ............                                      500                         500
                                                             -------       -------       -------       -------       -------
         Net cash used in financing activities ........                                   (6,385)                     (6,385)
                                                             -------       -------       -------       -------       -------


Net increase (decrease) in cash and cash equivalents ..        2,960         2,960           120        (5,920)          120

Cash and cash equivalents, at beginning of period .....                                      103                         103
                                                             -------       -------       -------       -------       -------

Cash and cash equivalents, at end of period ...........      $ 2,960       $ 2,960       $   223       $(5,920)      $   223
                                                             =======       =======       =======       =======       =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1998
                                 (in thousands)


                                                      PARENT      GUARANTOR   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                                    ---------     ---------   --------------   ------------    ---------
Cash flows from operating activities:
    Net income (loss) ........................      $   (217)      $    655       $    655       $ (1,310)      $   (217)
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation of fixed assets .............                                       6,463                         6,463
    Amortization of goodwill and other assets                                        1,229                         1,229
    Amortization of debt issue costs .........         1,329                           288                         1,617
    Earnings from limited partnership ........                                        (208)                         (208)
    Deferred income taxes ....................          (460)                         (816)                       (1,276)
    Change in:
      Accounts receivable ....................                                      14,008                        14,008
      Inventories ............................                                      (7,931)                       (7,931)
      Other assets ...........................                                        (914)                         (914)
      Accounts payable, accrueds and other ...             3                        (7,281)                       (7,278)
                                                    --------       --------       --------       --------       --------
         Net cash provided by operating
            activities .......................           655            655          5,493         (1,310)         5,493
Cash flows from investing activities:
    Capital expenditures .....................                                      (4,019)                       (4,019)
    Distribution from limited partnership ....                                         330                           330
                                                    --------       --------       --------       --------       --------
         Net cash used in investing activities                                      (3,689)                       (3,689)

 Cash flows from financing activities:
    Change in bank overdraft .................                                         201                           201
    Net repayments under revolver ............                                         500                           500
    Payments on long-term debt ...............                                      (1,744)                       (1,744)
    Payment of cash bonus plan ...............                                      (1,957)                       (1,957)
    Debt issuance costs ......................                                        (163)                         (163)
    Reduction in note receivable from ESOP ...                                         500                           500
                                                    --------       --------       --------       --------       --------
         Net cash used in financing activities                                      (2,663)                       (2,663)
                                                    --------       --------       --------       --------       --------


Net increase (decrease) in cash and cash
   equivalents ...............................           655            655           (859)        (1,310)          (859)
Cash and cash equivalents, at beginning
   of period .................................                                         956                           956
                                                    --------       --------       --------       --------       --------

Cash and cash equivalents, at end of period ..      $    655       $    655       $     97       $ (1,310)      $     97
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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three months ended September 30, 1999 and 1998.

REVENUES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ------------------
                                                   1999            1998
                                               ------------    -------------
                                                  (DOLLARS IN MILLIONS)
Butadiene                                      $ 26.1    17%   $ 26.4     27%
MTBE                                             93.3    61      44.2     44
n-Butylenes                                      16.7    11      11.2     11
Specialty Isobutylenes                           14.5     9      14.8     15
Other(1)                                          3.4     2       3.4      3
                                               ------   ---    ------    ---
Total                                          $154.0   100%   $100.0    100%
                                               ======   ===    ======    ===
---------------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   ------------------
                                                   1999            1998
                                               ------------    -------------
                                         (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                          206.9           195.9
MTBE(1)                                            116.8            65.6
n-Butylenes                                        118.0            82.9
Specialty Isobutylenes                              66.6            74.9

----------
(1) Volumes in millions of gallons. Includes 32.3 million and 3.6 million gallons of finished MTBE purchased for resale for the three months ended September 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              --------------------------------
                                                   1999              1998
                                              -------------     --------------
                                                  (DOLLARS IN MLLIONS)
Revenues                                      $154.0    100%    $100.0     100%
Cost of goods sold                             132.0     86       80.3      80
Non-cash ESOP compensation                       0.1      -        -         -
Depreciation and amortization                    5.9      4        7.7       8
                                              ------    ---     ------     ---
    Gross profit                                16.0     10       12.0      12
Selling, general and administrative expenses     2.0      1        2.3       2
                                              ------    ---     ------     ---
    Income from operations                    $ 14.0      9%    $  9.7      10%
                                              ======    ===     ======     ===


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

  REVENUES

    The Company's revenues increased by approximately 54%, or $54.0 million, to $154.0 million for the three months ended September 30, 1999 from $100.0 million for the three months ended September 30, 1998. Butadiene sales revenues remained flat as increased sales volumes were offset by lower sales prices. MTBE sales revenues increased approximately 111% as a result of higher sales volumes and sales prices as compared to the prior year quarter. MTBE prices are significantly higher as a result of increases in gasoline and crude oil prices. MTBE sales volumes were higher due to increase resale of purchased product, higher production rates and timing of product deliveries. N-butylene sale revenues increased over the prior year quarter due to higher sales volumes. Specialty isobutylene sales revenues remained flat as lower sales volumes were offset by higher sales prices. Sales volumes of isobutylene concentrate were lower due to high inventory levels at one of the Company's primary customers. Sales volumes of high purity isobutylene were lower due to lower customer demand largely attributable to temporary downtime at customer facilities. Diisobutylene sales volumes were up slightly as compared to the prior year quarter.

    GROSS PROFIT

    Gross profit increased by approximately 33%, or $4.0 million, to $16.0 million for the three months ended September 30, 1999 from $12.0 million for the three months ended September 30, 1998. Gross margin during this period decreased to 10.4% from 12.0% due to the higher sales volumes of MTBE purchased for resale. Gross profit during the period increased due to higher sales volumes of MTBE and lower depreciation and amortization charges during the current quarter. MTBE sales volumes were higher due to increase resale of purchased product, higher production rates and timing of product deliveries. Depreciation and amortization was lower by $1.8 million due to the change in depreciable lives of certain plant assets from 10 years to 15 years beginning in January 1999.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 44%, or $4.3 million, to $14.0 million for the three months ended September 30, 1999 from $9.7 million for the three months ended September 30, 1998. Operating margin during this period decreased to 9.1% from 9.7%. This increase in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The decrease in selling, general and administrative costs associated with our system implementation in the prior year contributed to the increase in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net cash provided by operating activities was $7.4 million for the three months ended September 30, 1999 compared to $5.5 million for the three months ended September 30, 1998. The increase of $1.9 million was attributable to increased net income. Net cash used in investing activities was $0.9 million for the three months ended September 30, 1999 compared to $3.7 million for the three months ended September 30, 1998. The decrease of $2.8 million was attributable to lower capital expenditures. Net cash used in financing activities was $6.4 million for the three months ended September 30, 1999 compared to $2.7 million for the three months ended September 30, 1998. The increase of $3.7 million was attributable to repayments of borrowing under the revolver and the change in bank overdraft.

    LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Interest payments are not made on the Discount Notes until 2002. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility all of which was available at September 30, 1999, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

    CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the quarter ended September 30, 1999, $2.0 million of this amount was paid to eligible participants and the remaining $7.8 million will be made in four equal future quarterly installments.

    CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for three months ended September 30, 1999 were $0.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has entered into interest rate swap and cap agreements, and may have entered into other types of contracts, which are included in the scope of SFAS No. 133. The Company will analyze SFAS No. 133 to determine what effect it will have on the Company's future financial statements and disclosures. In June 1999, SFAS No. 137 was issued to delay the required effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

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

    In preparation the Company has established a Steering Committee composed of members all functional groups of organization to address these issues. This committee is responsible for prioritizing the Company's efforts and ensuring that the appropriate resources both internal and external have been dedicated to the project. The committee's assessment was focused on those areas, which were considered high-risk critical business processes. The assessment and future progress has been based on the following categories including plant automation and process control, client server, desktop, communications, enterprise infrastructure and overall readiness. The Company's overall readiness expressed as a percentage of completion as of October 30, 1999 is approximately 95%. The total estimated spending for all categories is expected to range from $15 to $16 million. The majority of these costs relate to capital investments made in automating our plant production processes and in upgrading our financial accounting systems.

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

    The Company believes that it has taken all of the appropriate steps to prevent any year 2000 issues from arising. However, there can be no assurances that all internal and third party systems will operate as expected into calendar year 2000 and beyond. The failure of any such systems could have a material impact on the operations of the Company's production facilities and cause a general business interruption. The Company is unable to determine what the impact on the financial results of the Company could be from such failure.

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THE QUARTERLY REPORT ON FORM 10-Q ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This document may include forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward-looking statements included herein ("Cautionary Disclosures"). Subsequent written oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant quantitative or qualitative changes during the first fiscal quarter of 1999 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                  (Registrant)




Dated:  November 12, 1999              By: /s/ CARL S. STUTTS
                                               Carl S. Stutts
                                               Chief Financial Officer