Form 10-Q
period 1999-12-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2000-02-14
CIK 1019101

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

                   FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   The number of shares of common stock of the registrant outstanding as of February 11, 2000 is 528,445.

         -------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of December 31, 1999 and June 30, 1999.......1

   Consolidated Statement of Operations for the three and six months ended
      December 31, 1999 and 1998..............................................2
   Consolidated Statement of Cash Flows for the six months ended
      December 31, 1999 and 1998..............................................3

   Notes to Consolidated Financial Statements.................................4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........20

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................20
Item 6. Exhibits and Reports on Form 8-K.....................................20
Signature....................................................................21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                            CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               DECEMBER 31,       JUNE 30,
                                                                   1999             1999
                                                               ------------     ------------
               ASSETS
Current assets:
    Cash and cash equivalents .............................    $      3,316     $        103
    Accounts receivable - trade ...........................          51,189           40,220
    Inventories ...........................................          30,947           19,973
    Other current assets ..................................          14,586           18,576
                                                               ------------     ------------
       Total current assets ...............................         100,038           78,872

Property, plant and equipment, net ........................         216,139          219,706
Investments in land held for sale .........................           2,058            2,058
Investment in and advances to limited partnership .........           2,900            2,820
Goodwill, net .............................................         167,269          169,560
Other assets, net of accumulated amortization .............           9,143            9,833
                                                               ------------     ------------
       Total assets .......................................    $    497,547     $    482,849
                                                               ============     ============

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Bank overdraft ........................................    $      4,331     $        874
    Accounts payable - trade ..............................          53,051           38,992
    Accrued expenses ......................................          19,075           19,215
    Current portion of cash bonus plan ....................           5,935            7,811
    Current portion of long-term debt .....................           6,938            7,465
                                                               ------------     ------------
       Total current liabilities ..........................          89,330           74,357

Revolving line of credit ..................................            --              2,000
Long-term debt ............................................         328,010          328,467
Cash bonus plan ...........................................            --              1,959
Deferred income taxes .....................................          53,514           55,494

Commitments and contingencies (Note 3)

Common Stock held by the ESOP .............................          12,600           12,600
Less: unearned compensation ...............................          (3,780)          (5,040)

Stockholder's equity:
    Common stock, $0.01 par value, 1,000,000 voting and
       100,000 shares non-voting authorized, 528,445 voting
       shares issued and outstanding ......................               5                5
    Additional paid in capital ............................          36,998           36,738
    Treasury Stock ........................................            (126)            --
    Accumulated deficit ...................................         (19,004)         (23,731)
                                                               ------------     ------------
       Total stockholder's equity .........................          17,873           13,012
                                                               ------------     ------------
         Total liabilities and stockholder's equity .......    $    497,547     $    482,849
                                                               ============     ============

           See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       DECEMBER 31,               DECEMBER 31,
                                                 -----------------------     -----------------------
                                                    1999         1998          1999          1998
                                                 ---------     ---------     ---------     ---------
Revenues ....................................    $ 185,976     $ 104,918     $ 339,978     $ 204,944
Cost of goods sold ..........................      161,749        89,305       293,798       169,581
Non-cash ESOP compensation ..................          130           130           260           130
Depreciation and amortization ...............        5,950         7,749        11,813        15,441
                                                 ---------     ---------     ---------     ---------
  Gross profit ..............................       18,147         7,734        34,107        19,792

Selling, general and administrative expenses         2,432         1,761         4,422         4,079
                                                 ---------     ---------     ---------     ---------
      Income from operations ................       15,715         5,973        29,685        15,713

Interest expense ............................        9,544        10,104        19,311        19,848

Other income (expense):
      Loss on disposal of non-plant assets ..         --             (44)         --             (44)
      Other, net ............................         (179)          302           (77)          989
                                                 ---------     ---------     ---------     ---------
                                                      (179)          258           (77)          945

      Income (loss) before income taxes .....        5,992        (3,873)       10,297        (3,190)

Provision (benefit) for income taxes ........        2,974          (907)        5,310            (7)
                                                 ---------     ---------     ---------     ---------

      Net income (loss) .....................    $   3,018     $  (2,966)    $   4,987     $  (3,183)
                                                 =========     =========     =========     =========

Basic income (loss) per share ...............    $    6.09     $   (8.70)    $   10.12     $   (9.21)
                                                 =========     =========     =========     =========
Weighted average shares outstanding - basic .      495,278       475,278       492,778       472,778
                                                 =========     =========     =========     =========

Diluted income (loss) per share .............    $    6.01     $   (8.70)    $    9.99     $   (9.21)
                                                 =========     =========     =========     =========
Weighted average shares outstanding - diluted      501,939       475,278       499,439       472,778
                                                 =========     =========     =========     =========

           See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                              -------------------------
                                                                 1999           1998
                                                              ----------     ----------
Cash flows from operating activities:
    Net income (loss) ....................................    $    4,987     $   (3,183)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation of fixed assets .........................         9,411         12,982
    Amortization of goodwill and other assets ............         2,400          2,457
    Amortization of debt issue costs and deferred premium          3,624          3,233
    Loss on disposal of non-plant assets .................          --               44
    Earnings from limited partnership ....................          (230)          (460)
    Deferred income taxes ................................        (1,753)        (2,385)
    Non-cash ESOP compensation ...........................           260            130
    Change in:
      Accounts receivable ................................       (10,969)           295
      Inventories ........................................       (10,974)          (934)
      Other assets .......................................         3,580         (4,259)
      Accounts payable ...................................        14,059          2,809
      Accrued expenses ...................................          (138)           282
                                                              ----------     ----------
         Net cash provided by operating activities .......        14,257         11,011

Cash flows from investing activities:
    Capital expenditures .................................        (5,844)       (10,793)
    Proceeds from the sale of non-plant assets ...........          --              477
    Distribution from limited partnership ................           150            567
                                                              ----------     ----------
         Net cash used in investing activities ...........        (5,694)        (9,749)

 Cash flows from financing activities:
    Change in bank overdraft .............................         3,455          3,955
    Net borrowings (repayments) under revolver ...........        (2,000)           600
    Proceeds from issuance of long-term debt .............          --             --
    Payments on long-term debt ...........................        (3,819)        (3,496)
    Payment of cash bonus plan ...........................        (3,834)        (3,910)
    Debt issuance costs ..................................          (152)          (163)
    Reduction in note receivable from ESOP ...............         1,000          1,000
                                                              ----------     ----------
    Net cash used in financing activities ................        (5,350)        (2,014)
                                                              ----------     ----------

Net increase (decrease) in cash and cash equivalents .....         3,213           (752)
Cash and cash equivalents, at beginning of period ........           103            956
                                                              ----------     ----------

Cash and cash equivalents, at end of period ..............    $    3,316     $      204
                                                              ==========     ==========

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 1999 and the results of its operations and cash flows for the interim period ended December 31, 1999. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1999. The June 30, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

EARNINGS PER SHARE

    The basic and diluted weighted average shares outstanding used in the computation of earnings (loss) per share are net of 30,000 and 50,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of December 31, 1999 and 1998, respectively. The diluted weighted average shares outstanding for the three and six months ended December 31, 1999 includes the dilutive effect of stock options outstanding of 6,661 shares. The effect of options was antidilutive for the three and six months ended December 31, 1998 and therefore was excluded from the earning/loss per share calculation.

2.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                   DECEMBER 31,       JUNE 30,
                                                       1999             1999
                                                   ------------     ------------
Finished goods ...............................     $     19,610     $     10,594
Raw materials ................................           10,014            8,053
Chemicals and supplies .......................            1,323            1,326
                                                   ------------     ------------
                                                   $     30,947     $     19,973
                                                   ============     ============

OTHER CURRENT ASSETS:
                                                    DECEMBER 31,      JUNE 30,
                                                        1999            1999
                                                    ------------    ------------
Catalyst Inventory .............................    $      4,448    $      7,463
Deferred turnaround costs ......................           1,280           2,585
Prepaid and other ..............................           8,858           8,528
                                                    ------------    ------------
                                                    $     14,586    $     18,576
                                                   ============     ============

PROPERTY, PLANT AND EQUIPMENT:
                                                    DECEMBER 31,      JUNE 30,
                                                        1999            1999
                                                    ------------    ------------
Chemical plants ..................................  $    282,425    $    277,117
Construction in progress .........................         9,370           8,834
Other ............................................         5,202           5,202
                                                    ------------    ------------
                                                         296,997         291,153
Less accumulated depreciation, depletion
    and amortization .............................        80,858          71,447
                                                    ------------    ------------
                                                    $    216,139    $    219,706
                                                   ============     ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                    DECEMBER 31,      JUNE 30,
                                                        1999            1999
                                                    ------------    ------------
Accrued interest ...............................    $     12,787    $     13,893
Property and sales taxes .......................           3,582           1,995
Federal and state taxes ........................           1,957           2,731
Other ..........................................             749             596
                                                    ------------    ------------
                                                    $     19,075    $     19,215
                                                    ============    ============

LONG TERM DEBT:
                                                    DECEMBER 31,      JUNE 30,
                                                        1999            1999
                                                    ------------    ------------
Bank Credit Agreement:
   Term A Loan .................................    $     16,202    $     18,002
   Term B Loan .................................          40,914          41,407
   ESOP Loan ...................................           3,000           4,000
   Revolving Credit Loans ......................            --             2,000
Senior Subordinated Notes ......................         225,000         225,000
Discount Notes .................................          47,391          44,394
Deferred premium on Senior Subordinated Notes ..           2,089           2,250
Long-term financing ............................             352             879
                                                    ------------    ------------
                                                         334,948         337,932
Less current maturities ........................           6,938           7,465
                                                    ------------    ------------
Long-term debt .................................    $    328,010    $    330,467
                                                    ============    ============

    The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 3% for Term A and Term B, respectively at December 31, 1999) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% at December 31, 1999). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 1999
                                 (in thousands)

                                                                                            NON-         ELIMIN-
                                                               PARENT       GUARANTOR    GUARANTORS      ATIONS         TOTAL
                                                              ---------     ---------     ---------     ---------     ---------
ASSETS
Current assets:
       Cash and cash equivalents .........................    $    --       $    --       $   3,316     $    --       $   3,316
       Accounts receivable - trade .......................                                   51,189                      51,189
       Inventories .......................................                                   30,947                      30,947
       Other current assets ..............................         (177)                     14,763                      14,586
                                                              ---------     ---------     ---------     ---------     ---------
            Total current assets .........................         (177)                    100,215                     100,038

Property, plant and equipment, net .......................                                  216,139                     216,139
Investments in land held for sale ........................                                    2,058                       2,058
Investment in and advances to limited partnership ........                                    2,900                       2,900
Goodwill, net ............................................                                  167,269                     167,269
Other assets, net of accumulated amortization ............          431                       8,712                       9,143
Consolidated subsidiaries ................................       67,744        67,744                    (135,488)         --
                                                              ---------     ---------     ---------     ---------     ---------
            Total assets .................................    $  67,998     $  67,744     $ 497,293     $(135,488)    $ 497,547
                                                              =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Bank overdraft ....................................    $    --       $    --       $   4,331     $    --       $   4,331
       Accounts payable - trade ..........................                                   53,051                      53,051
       Payable to Parent .................................                                      413          (413)         --
       Accrued expenses ..................................                                   18,662           413        19,075
       Current portion of cash bonus plan ................                                    5,935                       5,935
       Current portion of long-term debt .................                                    6,938                       6,938
                                                              ---------     ---------     ---------     ---------     ---------
            Total current liabilities ....................                                   89,330                      89,330

Revolving line of credit .................................                                     --                          --
Long-term debt ...........................................       47,391                     280,619                     328,010
Deferred income taxes ....................................       (6,086)                     59,600                      53,514

Common stock held by the ESOP ............................       12,600                                                  12,600
Less: unearned compensation ..............................       (3,780)                                                 (3,780)

Stockholders' equity:
       Common Stock ......................................            5                       4,162        (4,162)            5
       Additional paid in capital ........................       36,998        73,472        72,310      (145,782)       36,998
       Treasury stock ....................................         (126)                                                   (126)
       Accumulated deficit ...............................      (19,004)       (5,728)       (5,728)       11,456       (19,004)
       Note receivable from ESOP .........................                                   (3,000)        3,000          --
                                                              ---------     ---------     ---------     ---------     ---------
            Total stockholders' equity ...................       17,873        67,744        67,744      (135,488)       17,873
                                                              ---------     ---------     ---------     ---------     ---------
                Total liabilities and stockholders' equity    $  67,998     $  67,744     $ 497,293     $(135,488)    $ 497,547
                                                              =========     =========     =========     =========     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1999
                                 (in thousands)

                                                                                            NON-         ELIMIN-
                                                               PARENT       GUARANTOR    GUARANTORS      ATIONS         TOTAL
                                                              ---------     ---------     ---------     ---------     ---------
ASSETS
Current assets:
       Cash and cash equivalents .........................    $    --       $    --       $     103     $    --       $     103
       Accounts receivable - trade .......................                                   40,220                      40,220
       Inventories .......................................                                   19,973                      19,973
       Other current assets ..............................          (48)                     18,624                      18,576
                                                              ---------     ---------     ---------     ---------     ---------
            Total current assets .........................          (48)                     78,920                      78,872

Property, plant and equipment, net .......................                                  219,706                     219,706
Investments in land held for sale ........................                                    2,058                       2,058
Investment in and advances to limited partnership ........                                    2,820                       2,820
Goodwill, net ............................................                                  169,560                     169,560
Other assets, net of accumulated amortization ............          459                       9,374                       9,833
Consolidated subsidiaries ................................       59,518        59,518                    (119,036)         --
                                                              ---------     ---------     ---------     ---------     ---------
            Total assets .................................    $  59,929     $  59,518     $ 482,438     $(119,036)    $ 482,849
                                                              =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Bank overdraft ....................................    $    --       $    --       $     874     $    --       $     874
       Accounts payable - trade ..........................                                   38,992                      38,992
       Payable to Parent .................................                                    1,987        (1,987)         --
       Accrued expenses ..................................                                   17,228         1,987        19,215
       Current portion of cash bonus plan ................                                    7,811                       7,811
       Current portion of long-term debt .................                                    7,465                       7,465
                                                              ---------     ---------     ---------     ---------     ---------
            Total current liabilities ....................                                   74,357                      74,357

Revolving line of credit .................................                                    2,000                       2,000
Long-term debt ...........................................       44,394                     284,073                     328,467
Cash bonus plan ..........................................                                    1,959                       1,959
Deferred income taxes ....................................       (5,037)                     60,531                      55,494

Common stock held by the ESOP ............................       12,600                                                  12,600
Less: unearned compensation ..............................       (5,040)                                                 (5,040)

Stockholders' equity:
       Common Stock ......................................            5                       4,162        (4,162)            5
       Additional paid in capital ........................       36,738        72,212        72,050      (144,262)       36,738
       Accumulated deficit ...............................      (23,731)      (12,694)      (12,694)       25,388       (23,731)
       Note receivable from ESOP .........................                                   (4,000)        4,000          --
                                                              ---------     ---------     ---------     ---------     ---------
            Total stockholders' equity ...................       13,012        59,518        59,518      (119,036)       13,012
                                                              ---------     ---------     ---------     ---------     ---------
                Total liabilities and stockholders' equity    $  59,929     $  59,518     $ 482,438     $(119,036)    $ 482,849
                                                              =========     =========     =========     =========     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                     Texas Petrochemical Holdings, Inc.
                                               Supplemental Consolidating Statement of Income
                                                     Six Months Ended December 31, 1999
                                                               (in thousands)

                                                                                 NON-          ELIMIN-
                                                   PARENT       GUARANTOR     GUARANTORS       ATIONS           TOTAL
                                                 ---------       -------       ---------      ---------       ---------
Revenues                                         $     -       $     -         $ 339,978      $   -           $ 339,978
Cost of goods sold                                                               293,798                        293,798
Non-cash ESOP compensation                                                           260                            260
Depreciation and amortization                                                     11,813                         11,813
                                                                               ---------                      ---------
       Gross profit                                                               34,107                         34,107
Selling, general and administrative expenses             2                         4,420                          4,422
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) from operations              (2)                       29,687                         29,685
Interest expense                                     3,024                        16,287                         19,311
Other income (expense)                                                               (77)                           (77)
                                                 ---------       -------       ----------     ---------       ----------
             Income (loss) before income taxes      (3,026)                       13,323                         10,297
Provision (benefit) for income taxes                (1,047)                        6,357                          5,310
Equity in net income of subsidiaries                 6,966         6,966                        (13,932)
                                                 ---------       -------       ---------      ----------
             Net income                          $   4,987     $   6,966       $   6,966      $ (13,932)      $   4,987
                                                 =========     =========       =========      ==========      =========
                                                     Texas Petrochemical Holdings, Inc.
                                               Supplemental Consolidating Statement of Income
                                                     Six Months Ended December 31, 1998
                                                               (in thousands)


                                                                                 NON-          ELIMIN-
                                                   PARENT       GUARANTOR     GUARANTORS       ATIONS           TOTAL
                                                 ---------       -------       ---------      ---------       ---------
Revenues                                         $       -       $     -       $ 204,944      $       -       $ 204,944
Cost of goods sold                                                               169,581                        169,581
Non-cash ESOP compensation                                                           130                            130
Depreciation and amortization                                                     15,441                         15,441
                                                                               ---------                      ---------
       Gross profit                                                               19,792                         19,792
Selling, general and administrative expenses             7                         4,072                          4,079
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) from operations              (7)                       15,720                         15,713
Interest expense                                     2,656                        17,192                         19,848
Other income (expense):
       Loss on disposal of non-plant assets                                          (44)                           (44)
       Other, net                                                                    989                            989
                                                                               ---------                      ---------
                                                                                     945                            945
                                                 ---------       -------       ---------      ---------       ---------
             Income (loss) before income taxes      (2,663)                         (527)                        (3,190)
       Provision (benefit) for income taxes           (919)                          912                             (7)
Equity in net income of subsidiaries                (1,439)       (1,439)                         2,878
                                                 ----------      --------      ---------      ---------
             Net income (loss)                   $  (3,183)      $(1,439)      $  (1,439)     $   2,878       $  (3,183)
                                                 ==========      ========      ==========     =========       ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                     Texas Petrochemical Holdings, Inc.
                                               Supplemental Combining Statement of Cash Flows
                                                     Six Months Ended December 31, 1999
                                                               (in thousands)

                                                                                     NON-
                                                      PARENT         GUARANTOR    GUARANTORS     ELIMINATIONS       TOTAL
                                                    ----------       ---------     ---------      ----------      ---------
Cash flows from operating activities:
       Net income (loss)                            $    4,987       $   6,966     $   6,966      $  (13,932)     $   4,987
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets                                                    9,411                          9,411
       Amortization of goodwill and other assets                                       2,400                          2,400
       Amortization of debt issue costs                  3,024                           600                          3,624
       Earnings from limited partnership                                                (230)                          (230)
       Deferred income taxes                            (1,047)                         (706)                        (1,753)
       Non-cash ESOP compensation                                                        260                            260
       Change in:
           Accounts receivable                                                       (10,969)                       (10,969)
           Inventories                                                               (10,974)                       (10,974)
           Other assets                                                                3,580                          3,580
           Accounts payable, accrueds and other              2                        13,919                         13,921
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash provided by operating
                 activities                              6,966           6,966        14,257         (13,932)        14,257

Cash flows from investing activities:
       Capital expenditures                                                           (5,844)                        (5,844)
       Distribution from limited partnership                                             150                            150
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in investing
                 activities                                                           (5,694)                        (5,694)

 Cash flows from financing activities:
       Change in bank overdraft                                                        3,455                          3,455
       Net repayments under revolver                                                  (2,000)                        (2,000)
       Payments on long-term debt                                                     (3,819)                        (3,819)
       Payment of cash bonus plan                                                     (3,834)                        (3,834)
       Debt issuance costs                                                              (152)                          (152)
       Reduction in note receivable from ESOP                                          1,000                          1,000
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in financing activities                                  (5,350)                        (5,350)
                                                    ----------       ---------     ----------     ----------      ----------

Net increase (decrease) in cash and cash
  equivalents                                            6,966           6,966         3,213         (13,932)         3,213
Cash and cash equivalents, at beginning of period                                        103                            103
                                                    ----------       ---------     ---------      ----------      ---------
Cash and cash equivalents, at end of period         $    6,966       $   6,966     $   3,316      $  (13,932)     $   3,316
                                                    ==========       =========     =========      ===========     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                     Texas Petrochemical Holdings, Inc.
                                               Supplemental Combining Statement of Cash Flows
                                                     Six Months Ended December 31, 1998
                                                               (in thousands)

                                                                                     NON-
                                                      PARENT         GUARANTOR    GUARANTORS     ELIMINATIONS       TOTAL
                                                    ----------       ---------     ---------      ----------      ---------
Cash flows from operating activities:
       Net income (loss)                            $   (3,183)      $  (1,439)    $  (1,439)     $    2,878      $  (3,183)
       Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation of fixed assets                                                   12,982                         12,982
       Amortization of goodwill and other assets                                       2,457                          2,457
       Amortization of debt issue costs                  2,656                           577                          3,233
       Loss on disposal of non-plant assets                                               44                             44
       Earnings from limited partnership                                                (460)                          (460)
       Deferred income taxes                              (919)                       (1,466)                        (2,385)
       Non-cash ESOP compensation                                                        130                            130
       Change in:
           Accounts receivable                                                           295                            295
           Inventories                                                                  (934)                          (934)
           Other assets                                                               (4,259)                        (4,259)
           Accounts payable, accrueds and other              7                         3,084                          3,091
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash provided by operating
                 activities                             (1,439)         (1,439)       11,011           2,878         11,011
Cash flows from investing activities:
       Capital expenditures                                                          (10,793)                       (10,793)
       Proceeds from the sale of non-plant assets                                        477                            477
       Distribution from limited partnership                                             567                            567
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in investing activities                                  (9,749)                        (9,749)

 Cash flows from financing activities:
       Change in bank overdraft                                                        3,955                          3,955
       Net repayments under revolver                                                     600                            600
       Proceeds from issuance of long-term debt
       Payments on long-term debt                                                     (3,496)                        (3,496)
       Payment of cash bonus plan                                                     (3,910)                        (3,910)
       Debt issuance costs                                                              (163)                          (163)
       Reduction in note receivable from ESOP                                          1,000                          1,000
                                                    ----------       ---------     ---------      ----------      ---------
               Net cash used in financing activities                                  (2,014)                        (2,014)
                                                    ----------       ---------     ----------     ----------      ----------

Net increase (decrease) in cash and cash equivalents    (1,439)         (1,439)         (752)          2,878           (752)
Cash and cash equivalents, at beginning of period                                        956                            956
                                                    ----------       ---------     ---------      ----------      ---------
Cash and cash equivalents, at end of period         $   (1,439)      $  (1,439)    $     204      $    2,878      $     204
                                                    ===========      ==========    =========      ==========      =========

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

    In California, the legislature required the state Department of Health Services (DHS) to assess MTBE and to set the maximum permissible levels of MTBE in drinking water in 1999. The levels are referred to as the primary and secondary maximum contaminant levels (MCLs). Secondary MCLs or secondary drinking water standards apply to chemicals in public drinking water that may adversely affect the taste, odor, or appearance of the water, and may cause people served by the public water system to discontinue its use. In January 1999, the DHS adopted 5 parts per billion (ppb) as the California secondary MCL for MTBE based upon the aesthetic factors alone. On December 13, 1999, the Western States Petroleum Association and California Chamber of Commerce filed a petition with Department of Health Services, asking that the secondary MCL for MTBE be repealed or amended, based on DHS' misapplication of statutory criteria, failure to consider all relevant and available scientific evidence, and failure to conduct a public hearing or submit its preliminary findings to scientific peer review. That petition was pending as of December 31, 1999.

   The primary MCL for MTBE in California is pending in the regulatory process at this time. The DHS has proposed 13 ppb as the primary MCL for MTBE. It accepted public comments on the proposal through November 1, 1999. It is unknown at this time whether the proposed primary MCL would be adopted as the applicable standard in California or when it would become effective, although the DHS anticipates that the adoption process will be completed by mid-2000. The DHS is authorized to modify the proposed primary MCL for MTBE in response to public comments. The primary MCL for MTBE is based upon the public health goal (PHG) for MTBE, and the technical feasibility and costs associated with compliance. Notably, however, a public health goal of 13 ppb for MTBE was set by the California Office of Environmental Health Hazard Assessment (OEHHA) in March 1999 based exclusively on public health considerations. PHGs represent the level of chemicals in drinking water that would pose no significant health risks to individuals, and are non-mandatory goals. Until a primary MCL is adopted, the DHS will enforce the action level of 13 ppb for MTBE in lieu of the former level of 35 ppb set in 1991. If MTBE is found in a drinking water supply at levels exceeding 13 ppb, it is expected that the DHS will require treatment for the removal of MTBE from the water system to attain compliance.

   On March 25, 1999, California Governor Gray Davis declared that, "on balance, there is a significant risk to the environment from using (MTBE) in gasoline in California," and issued an executive order calling for the removal of MTBE from gasoline at the earliest possible date and no later than December 31, 2002. Governor Davis also mandated state agencies to conduct an environmental analysis and evaluation of ethanol as a possible substitute for MTBE and to seek relief from the requirement of the CAA to use oxygenates in gasoline in certain areas of the state. Several bills codifying the Executive Order have been introduced in the California legislature. Senate Bill 192 would prohibit the sale of gasoline containing MTBE on or after January 1, 2003. The bill would also require the State Energy Resources Conservation and Development Commission to report to the legislature the amount of MTBE used in gasoline in California by refineries on a quarterly basis. As of December 1999, SB 192 was still pending in the legislature. Senate Bill 989 was passed into law and will become effective January 1, 2000. The new law will require various state agencies to develop guidelines for the investigation, remediation, and clean up of MTBE in ground water. The bill also authorizes the California Environmental Protection Agency to prohibit the use of MTBE in motor vehicle fuel before December 31, 2002, on a sub-regional basis in the Bay Area Air Basin, or in any other air basin in the state. On December 9, 1999, the California Air Resources Board
(ARB) approved a new set of rules that, it says, will ban the additive MTBE while preserving all the air-quality benefits obtained from the state's cleaner-burning gasoline program. The new rules, known officially as the Phase 3 gasoline regulation (CaRFG3), prohibit the formulation of gasoline with MTBE after December 31, 2002. In addition, bills to limit or ban the use of MTBE have been introduced in New Jersey, New York, and New Hampshire.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and six months ended December 31, 1999 and 1998.

REVENUES

                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      DECEMBER 31,                              DECEMBER 31,
                          -------------------------------------     -------------------------------------
                                1999                 1998                 1999                 1998
                          ----------------     ----------------     ----------------     ----------------
                                                       (DOLLARS IN MILLIONS)
Butadiene ............    $ 31.9        17%    $ 26.7        25%    $ 58.1        17%    $ 53.1        26%
MTBE .................     112.2        60       50.6        48      205.5        61       94.8        46
n-Butylenes ..........      17.2         9       12.5        12       33.9        10       23.7        12
Specialty Isobutylenes      21.1        12       11.8        12       35.5        10       26.6        13
Other(1) .............       3.6         2        3.3         3        7.0         2        6.7         3
                          ------    ------     ------    ------     ------    ------     ------    ------
Total ................    $186.0       100%    $104.9       100%    $340.0       100%    $204.9       100%
                          ======    ======     ======    ======     ======    ======     ======    ======

----------
(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                             DECEMBER 31,       DECEMBER 31,
                                          ----------------    ----------------
                                           1999      1998      1999      1998
                                          ------    ------    ------    ------
                                        (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene ............................     221.8     217.2     428.7     413.2
MTBE(1) ..............................     133.6      85.8     250.4     151.4
n-Butylenes ..........................     100.1      86.6     218.1     169.7
Specialty Isobutylenes ...............      91.1      61.3     157.7     136.2

(1) Volumes in millions of gallons. Includes 47.1 million, 8.0 million, 79.3 million and 12.0 million gallons of finished MTBE purchased for resale for the three months ended December 31, 1999 and 1998, and the six months ended December 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    DECEMBER 31,                             DECEMBER 31,
                                       -------------------------------------     -------------------------------------
                                             1999                 1998                 1999                 1998
                                       ----------------     ----------------     ----------------     ----------------
                                                                    (DOLLARS IN MILLIONS)
Revenues ..........................    $186.0       100%    $104.9       100%    $340.0       100%    $204.9       100%
Cost of goods sold ................     161.8        87       89.3        85      293.8        86      169.6        83
Non-cash ESOP compensation ........       0.1      --          0.1         1        0.3      --          0.1      --
Depreciation and amortization .....       6.0         3        7.8         7       11.8         4       15.4         7
                                       ------    ------     ------    ------     ------    ------     ------    ------
    Gross profit ..................      18.1        10        7.7         7       34.1        10       19.8        10
Selling, general and administrative       2.4         1        1.7         1        4.4         1        4.1         2
                                       ------    ------     ------    ------     ------    ------     ------    ------
    Income from operations ........    $ 15.7        9%     $  6.0         6%    $ 29.7         9%    $ 15.7         8%
                                       ======    ======     ======    ======     ======    ======     ======    ======

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

  REVENUES

    The Company's revenues increased by approximately 77%, or $81.1 million, to $186.0 million for the three months ended September 30, 1999 from $104.9 million for the three million ended September 30, 1998. Butadiene sales revenues increased due to higher sales prices and slightly higher sales volumes. MTBE sales revenues increased approximately 122% as a result of higher sales volumes and sales prices as compared to the prior year quarter. MTBE prices are significantly higher as a result of increases in gasoline and crude oil prices. MTBE sales volumes were higher due to increase resale of purchased product and higher production rates. N-butylene sales revenues increased 38% due to higher sales volumes and sales prices. Specialty isobutylene sales revenues increased 79% due to higher sales volumes and sales prices. Sales volumes were higher due to increase customer demand and new export business.

    GROSS PROFIT

    Gross profit increased by approximately 135%, or $10.4 million, to $18.1 million for the three months ended September 30, 1999 from $7.7 million for the three months ended September 30, 1998. Gross margin during this period increased to 9.7% from 7.3%. Gross profit increased during the period due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over the prior year period due to improved spot business, processing efficiencies and positive inventory impacts from higher butadiene sales prices. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit also increased due to lower depreciation and amortization charges during the current period. Depreciation and amortization was lower by $1.8 million due to the change in depreciable lives of certain plant assets from 10 years to 15 years beginning in January 1999.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 162%, or $9.7 million, to $15.7 million for the three months ended September 30, 1999 from $6.0 million for the three months ended September 30, 1998. Operating margin during this period increased to 8.4% from 5.7%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy costs.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

  REVENUES

    The Company's revenues increased by approximately 66%, or $135.1 million, to $340.0 million for the six months ended September 30, 1999 from $204.9 million for the six months ended September 30, 1998. Butadiene sales revenues increased due to higher sales prices and slightly higher sales volumes. MTBE sales revenues increased approximately 117% as a result of higher sales volumes and sales prices as compared to the prior year quarter. MTBE prices are significantly higher as a result of increases in gasoline and crude oil prices. MTBE sales volumes were higher due to increase resale of purchased product and higher production rates. N-butylene sales revenues increased 43% due to higher sales volumes and sales prices. Specialty isobutylene sales revenues increased 33% due to higher sales volumes and sales prices. Sales volumes were higher due to increase customer demand and new export business.

    GROSS PROFIT

    Gross profit increased by approximately 72%, or $14.3 million, to $34.1 million for the six months ended September 30, 1999 from $19.8 million for the six months ended September 30, 1998. Gross margin during this period increased to 10.0% from 7.7%. Gross profit increased during the period due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over the prior year period due to improved spot business, processing efficiencies and positive inventory impacts from higher butadiene sales prices. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit also increased due to lower depreciation and amortization charges during the current period. Depreciation and amortization was lower by $3.6 million due to the change in depreciable lives of certain plant assets from 10 years to 15 years beginning in January 1999.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 89%, or $14.0 million, to $29.7 million for the six months ended September 30, 1999 from $15.7 million for the six months ended September 30, 1998. Operating margin during this period increased to 8.7% from 7.7%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy costs.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998

    Net cash provided by operating activities was $14.3 million for the six months ended December 31, 1999 compared to $11.0 million for the six months ended December 31, 1998. The increase of $3.3 million was attributable to increased net income and changes in working capital. Net cash used in investing activities was $5.7 million for the six months ended December 31, 1999 compared to $9.7 million for the six months ended December 31, 1998. The decrease of $4.0 million was attributable to lower capital expenditures. Net cash used in financing activities was $5.4 million for the six months ended December 31, 1999 compared to $2.0 million for the six months ended December 31, 1998. The increase of $3.4 million was attributable to repayments under the revolver.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, all of which was available for use at December 31, 1999, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the six months ended December 31, 1999, $3.8 million of this amount was paid to eligible participants and the remaining $5.9 million will be made in future quarterly installments ending in July 2000.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the six months ended December 31, 1999 were $5.8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

YEAR 2000 CONVERSION

        The Company recognized the need to ensure that its systems, equipment and operations would not be adversely impacted by the change to the calendar year 2000. The issues arise from computer programs, computer equipment and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which could potentially cause operational disruptions.

    In preparation the Company established a Steering Committee composed of members all functional groups of organization to address these issues. This committee was responsible for prioritizing the Company's efforts and ensuring that the appropriate resources both internal and external had been dedicated to the project. The committee's assessment was focused on those areas, which were considered high-risk critical business processes. The assessment and future progress based on the following categories including plant automation and process control, client server, desktop, communications, enterprise infrastructure and overall readiness. The total estimated spending for all categories ranged from $15 to $16 million. The majority of these costs relate to capital investments made in automating our plant production processes and in upgrading our financial accounting systems.

    The Company believes that all significant systems controlled by the Company were Year 2000 ready in the last half of calendar 1999. The Company's operations are dependent upon third parties for continuous supply of raw materials, natural gas, transportation and storage. While the Company attempted to obtain an assessment of the readiness of these third parties, there was no assurance that all third parties would have their systems ready. The Company developed contingency plans that were implemented prior to end of calendar 1999. These contingency plans were developed to avoid any material interruption of our core business operations. These plans included alternative operating procedures and appropriate staffing on critical dates.

    The Company believes that it took all of the appropriate steps to prevent any year 2000 issues from arising. The Company performed a review of all of its systems subsequent to the change of the calendar year end date and noted no instances of failure within any of its critical operating systems. The Company will continue to monitor its systems into the foreseeable future to identify any potential issues, which may arise as a result of the year 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant quantitative or qualitative changes during the second fiscal quarter of 2000 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXAS PETROCHEMICAL HOLDINGS, INC.
                                              (Registrant)




Dated:  February 11, 2000          By:        CARL S. STUTTS
                                      ------------------------------
                                                (Signature)
                                              Carl S. Stutts
                                        Vice President Finance and
                                           Corporate Development