Form 10-K405
period 2000-06-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2000-09-28
CIK 1019101

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

                       FOR FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock of the registrant outstanding as of September 25, 2000 is 529,445.
================================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page

                                                    PART I

Item 1.  Business                                                                                          1

Item 2.  Properties                                                                                        7

Item 3.  Legal Proceedings                                                                                 7

Item 4.  Submission of Matters to a Vote of Security Holders                                               8

                                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                             9

Item 6.  Selected Financial Data                                                                           9

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                    10

Item 7A. Quantitative and Qualitative Disclosures About Market Risks                                      15

Item 8.  Financial Statements and Supplementary Data                                                      16

Item 9.  Changes in and Disagreements With Accountants on Accounting                                      40
             and Financial Disclosure

                                                   PART III

Item 10. Directors and Executive Officers of the Registrant                                               41

Item 11. Executive Compensation                                                                           44

Item 12. Security Ownership of Certain Beneficial Owners and Management                                   45

Item 13. Certain Relationships and Related Transactions                                                   46

                                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 46

         Signatures                                                                                       48

                                     PART I

ITEM 1.  BUSINESS

         Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, (collectively referred to as the "Company") is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl teritiary-butyle ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (v) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

         On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemical Corporation becoming a 100% owned subsidiary of TPC Holding Corporation which is a 100% owned subsidiary of Texas Petrochemical Holdings, Inc. Texas Petrochemicals Holdings, Inc. was formed by a group of closely held investors.

         Effective July 1, 2000 Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., Texas Petrochemicals Corporation's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

         The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is
(713) 627-7474.

PRODUCTS

         Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As the third largest producer of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

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

         MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has contaminated drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition or results of operations. See "MTBE" Environment and Market Issues" section for a further discussion of MTBE.

         The Company is the leading producer of chemical grade butene-1 and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations.

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

         During 2000 the Company completed the development and construction of a $12 million polyisobutylene plant. The plant processes various grades of polyisobutylenes, which are used to produce a broad range of chemicals including industrial specialties, lubricants and fuel dispersant additives.

         The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

         The Company believes that it has become an industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

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

         REDUCE EMPHASIS ON MTBE The future MTBE market in the United States is faced with significant uncertainty due to current proposed legislation (See "MTBE Environmental and Market Issues"). As a result of this uncertainty the Company has been evaluating and pursuing strategies to reduce its reliance on profitability from MTBE. The Company plans are to continue to expand in its existing core businesses and develop new products. There can be no assurance that such plans will be successful or sufficient to offset any potential future decline in MTBE profitability. MTBE sales represented 51% and 58% of total sales revenue in fiscal 1999 and 2000, respectively, while variable margin contribution from MTBE sales represented 28% and 42% of total variable margin in fiscal 1999 and 2000, respectively.

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

         Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Company had 2 customers, which represented 11% and 14% of sales during the year ended June 30, 2000, and 1999, and 13% and 15% of sales during the year ended June 30, 1998. Although the Company believes its relationships with its largest customers are good, the loss of a significant customer or a number of significant customers would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

         Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the world has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes. Also, the Company's flexible production processes enable the Company to conduct maintenance work on its plant equipment with minimal loss of production.

PATENTS AND LICENSES

         The Company presently owns, controls or holds right to approximately 21 patents and seeks patent protection for its proprietary processes where feasible to do so.

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Seven other states (Arizona, Connecticut, Maine, Minnesota, Nebraska, New York and South Dakota) have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb. If MTBE is found at levels exceeding 13 ppb, it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below 13 ppb. In addition, a bill (S.B. 2962) has been introduced in Congress to eliminate the use of MTBE nationwide within four
(4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee (CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

         Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL REGULATION

         The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater and stormwater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

         The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act ("RCRA"), the Federal Clean Water Act, the Clean Air Act ("CAA") and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen oxides to reduce ozone levels in greater Houston's ozone non-attainment area.

         The HON Rule requires controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company expended $600,000 on wastewater collection and treatment systems over the past year to comply with the HON rule.

         NOx emission control rules adopted in 1994 required compliance by November 15, 1999. The Company has installed predictive emission monitoring equipment for NOx emissions on stationary sources at its boiler house. The Company expended $1.1 million to comply with the NOx RACT Rules.

         The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. The Company anticipates that the revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. Since the SIP rules have not yet been finalized, the Company is unable at this time to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

         The Company has elected to participate in the Voluntary Emissions Reduction Program ("VERP") sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the VERP. Since the Company voluntarily committed itself to this permitting effort in 1998, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001. The permits provided for under Senate Bill 766 are expected to establish less stringent emissions controls than would be required under permits for new emissions sources. Failure to apply for and obtain a permit will result in emissions fees that will treble annually until a grandfathered facility applies for a permit. The TNRCC has recently promulgated rules to implement the requirements of Senate Bill 766. The Company is pursuing available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of the Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

         Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, required the Company to conduct a hazards assessment and to develop a risk management plan by June 1999. The Company completed the plan and filed it with the appropriate agencies in a timely manner.

         Regulations under Title V of the CAA require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company filed its Title V application with the TNRCC in July 2000. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with requirements identified through the facility-wide Title V permit process. These anticipated commitments are not expected to have a material adverse impact on the Company's operations.

         The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal state, and local environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees or to the environment. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are appropriately handled by a certified contractor.

         The wastewater treatment system for the Houston facility is 75 percent owned by the Company and 25 percent owned by a third party, the owner of an adjacent facility. The treatment system is operated by the Company. The state discharge permit is held jointly by the Company and a third party. The Company believes that the system has sufficient capacity for the Company's projected needs.

         The Company has completed the first phase of its work on its stormwater discharge system and is currently evaluating potential improvements to the system. The Company has completed installation of noise barriers for certain equipment.

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV has not yet led to the filing of a judicial complaint against the Company. The EPA, the Department of Justice, and the Company are currently exploring the possibility of an agreed upon settlement of issues. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

EMPLOYEES

         As of June 30, 2000, the Company had approximately 292 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 129 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

         The Company maintains one of the best worker's compensation records in Texas, equivalent to most clerical operations. Over the last six years, the Company only experienced one day of lost time injury at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained 71-member volunteer emergency response team.

ITEM 2.  PROPERTIES

         The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by a third party. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has the facilities to be served by rail and by truck. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that is has adequate facilities for the conduct of its current and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

         Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the

Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the Company set forth below for the four years ended June 30, 2000, the one month period ended June 30, 1996 and the twelve months ended May 31, 1996 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                  PREDECESSOR                               COMPANY
                                             ---------------------     --------------------------------------------------
                                              TWELVE        ONE
                                              MONTHS       MONTH
                                              ENDED        ENDED
                                              MAY 31,     JUNE 30,                      YEAR ENDED JUNE 30,
                                             --------     --------     --------------------------------------------------
                                              1996(2)       1996        1997(3)        1998         1999(1)          2000
                                             --------     --------     --------      --------      --------      --------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues                                     $  455.6     $   41.4     $  490.2      $  514.8      $  448.2      $  744.7

Income from operations                           42.0          2.4         18.3          37.3          38.7          68.0

Interest expense                                  1.6          0.1         39.4          40.5          39.4          39.8

Net income (loss)                                16.7          1.2        (15.5)         (4.5)         (2.2)         12.1

Basic earnings (loss) per common share:

     Before extraordinary loss               $     --     $     --     $ (32.04)     $  (9.86)     $  (6.99)     $  23.62
     Extraordinary loss                            --           --     $  (3.33)           --            --            --
                                                                       --------      --------      --------      --------
     Net income (loss)                       $     --     $     --     $ (35.37)     $  (9.86)     $  (6.99)     $  23.62
                                                                       ========      ========      ========      ========

Diluted earnings (loss) per common share:

     Before extraordinary loss               $     --     $     --     $ (32.04)     $  (9.86)     $  (6.99)     $  21.99
     Extraordinary loss                            --           --        (3.33)           --            --            --
                                                                       --------      --------      --------      --------
     Net income (loss)                       $     --     $     --     $ (35.37)     $  (9.86)     $  (6.99)     $  21.99
                                                                       ========      ========      ========      ========

BALANCE SHEET DATA (AT PERIOD END):

Total assets                                 $     --     $  167.9     $  521.5      $  497.2      $  482.8      $  524.1

Long-term debt                                     --         13.0        351.9         349.8         337.9         336.0

----------

(1) In January 1999, the estimated useful live of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in $4.2 million decrease in depreciation expense.

(2) Net income (loss) for the twelve months ended May 31, 1996 includes a non-recurring charge for impairment of investment in land of $12.6 million, with an associated income tax benefit of $4.7 million.

(3) Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

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

Revenues


                                                                YEAR ENDED JUNE 30,
                                            ----------------------------------------------------------
                                                 1998                   1999                  2000
                                            --------------        --------------        --------------
                                                                   (DOLLARS IN MILLIONS)
Butadiene                                   $  135.0    26%       $   98.2    22%       $  134.2    18%
MTBE                                           235.4    46           229.3    51           429.5    58
n-Butylenes                                     55.2    11            45.2    10            76.7    10
Specialty Isobutylenes                          73.7    14            62.7    14            89.8    12
Other(1)                                        15.5     3            12.8     3            14.5     2
                                            --------   ---        --------   ----       --------   ---
Total                                       $  514.8   100%       $  448.2   100%       $  744.7   100%
                                            ========   ===        ========   ===        ========   ===


----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes


                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------------
                                                  1998               1999              2000
                                                  -----              -----             -----
                                                   (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         822.0              821.1             844.6
MTBE(1)                                           300.4              376.9             450.9
n-Butylenes                                       320.4              317.5             456.0
Specialty Isobutylenes                            369.7              330.9             375.5

----------

(1)  Volumes in millions of gallons. Includes 17.8 million, and 98.5 million and
     15.0 million gallons finished MTBE purchased for resale for the years ended June 30, 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.

                                                                  YEAR ENDED JUNE 30,
                                        ---------------------------------------------------------------
                                              1998                    1999                   2000
                                        -----------------      -----------------      -----------------
                                                             (DOLLARS IN MILLIONS)
Revenues                                $514.8        100%     $448.2        100%     $744.7        100%
Cost of goods sold                       438.7         85       374.4         84       643.2         87
Non-cash ESOP compensation                             --         0.4         --         0.6         --
Depreciation and amortization             31.8          6        26.8          6        23.8          3
                                        ------     ------      ------     ------      ------     ------
      Gross profit                        44.3          9        46.6         10        77.1         10
Selling, general and administrative        7.0          2         7.9          2         9.1          1
                                        ------     ------      ------     ------      ------     ------
      Income from operations            $ 37.3          7%     $ 38.7          8%     $ 68.0          9%
                                        ======     ======      ======     ======      ======     ======


YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

Revenues

         The Company's revenues increased by approximately 66%, or $296.5 million, to $744.7 million for the year ended June 30, 2000 from $448.2 million for the year ended June 30, 1999. The increase was due to higher product sales prices and sales volumes.

         Butadiene revenues increased by approximately 37%, or $36.0 million, to $134.2 million for the year ended June 30, 2000 from $98.2 million for the year ended June 30, 1999. The increase was attributable to higher sales prices and slightly higher sales volumes. A shortage of butadiene supply in the U.S. market contributed to higher sales prices.

         MTBE revenues increased by approximately 87%, or $200.2 million, to $429.5 million for the year ended June 30, 2000 from $229.3 million for the year ended June 30, 1999. The increase was due to higher sales prices and sales volumes. MTBE prices were significantly higher particularly during the last half of the fiscal year as a result of increases in gasoline and crude oil prices. In addition, during the last quarter of the fiscal year MTBE prices rose dramatically as a result of new Reformulated Gas (RFG II) requirements. MTBE sales volumes were higher due to an increased production rate resulting from operational efficiencies and no scheduled turnarounds for catalyst change.

         n-Butylenes revenues increased by approximately 70%, or $31.5 million to $76.7 million for the year ended June 30, 2000 from $45.2 million for the year ended June 30, 1999. N-Butylene sales revenue increased due to higher sales prices and sales volumes. B-2 sales volumes were significantly higher as these products were sold into the fuels market.

         Speciality isobutylene revenues increased by approximately 43%, or $27.1 million to $89.8 million for the year ended June 30, 2000 from $62.7 million for the year ended June 30, 1999. The increase was due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and a new export business. Sales prices increased due to higher isobutylene values during the year.

Gross Profit

         Gross profit increased by approximately 65%, or $30.5 million to $
77.1 million for the year ended June 30, 2000 from $46.6 million for the year ended June 30, 1999. Gross margin during the period remained steady at 10.4%. Gross profit increased during the current fiscal year due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over prior year period due to improved spot business, processing efficiencies from new control room instrumentation and positive inventory impacts from higher butadiene sale prices. MTBE margins improved over the period year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit from specialty isobutylenes was unchanged as higher sales volumes offset the impact of higher raw material costs. Gross profit also increased due to lower depreciation and amortization charges during the current period.

Income from Operations

         Income from operations increased by approximately 76%, or $29.3 million, to $68.0 million for the year ended June 30, 2000 from $38.7 million for the year ended June 30, 1999. Operating margin during this period increased to 9.1% from 8.6%. The increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy and consulting costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

         Net cash provided by operating activities was $42.7 million for the year ended June 30, 2000 compared to $34.2 million for the year ended June 30, 1999. The increase of $8.5 million was primarily attributable to increased net income. Net cash used in investing activities was $ 18.4 million for the year ended June 30, 2000 compared to $12.9 million for the year ended June 30, 1999. The increase of $ 5.5 million was caused by higher capital expenditures during the current year. Net cash used in financing activities was $9.4 million for the year ended June 30, 2000 compared to $ 22.1 million for the year ended June 30, 1999. The decrease of $12.7 million is primarily due to lower repayments on the revolving line of credit during the current year.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

         Net cash provided by operating activities was $34.2 million for the year ended June 30, 1999 compared to $35.0 million for the year ended June 30, 1998. The decrease of $0.8 million was primarily attributable to changes in working capital. Net cash used in investing activities was $12.9 million for the year ended June 30, 1999 compared to $11.2 million for the year ended June 30, 1998. The increase of $1.7 million was primarily attributable to an increase in capital expenditures during the current year. Net cash used in financing activities was $22.1 million for the year ended June 30, 1999 compared to $23.0 million for the year ended June 30, 1998. The decrease of $0.9 million was primarily attributable to the net change in bank overdraft and reduction in the outstanding revolving line of credit.

LIQUIDITY

         In July 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and $57.7 million of 13 1/2% Discount Notes due 2007, and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of Texas Petrochemicals Corporation. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Interest payments are not made on the Discount Note until 2002. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $1.7 million was in use at June 30, 2000, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement, the Discount Notes and the Subordinated Notes. The Bank Credit Agreement, the Discount Notes and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

   CASH BONUS PLAN

         In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. During the year ended June 30, 2000, $9.6 million of this amount was paid to eligible participants and the remaining $0.2 million, which fully retires the debt, was paid in July 2000.

   CAPITAL EXPENDITURES

         The Company's capital expenditures for fiscal 2000 related principally to constructing a $12 million polyisobutylene plant, improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 2000 were $18.8 million, compared to $14.4 million for the year ended June 30, 1999. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. The Company has both interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as commodity derivatives to manage its exposure to commodity price fluctuations. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

         The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. The derivative instruments that are used as part of the Company interest rate risk-management strategy include interest-rate swaps and cap contracts.

         In February 1998, the Company entered into a three-year agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while the six-month LIBOR is set between 5.45% and 5.76%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 2000 LIBOR rates were 7.01% resulting in an additional $0.9 million in annual interest expense.

         In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of $6.75% plus a margin if the three-month LIBOR rates are above 6.75%. The notional amount on the cap amortizes from $64 million to $32 million on a quarterly basis over three-year term. As of June 30, 2000 the notional amount of the cap is $47 million.

         Reporting the fair value of these derivative instruments as of June 30, 2000 would result in a loss of approximately $1.3 million.

         At June 30, 2000 a hypothetical 1% increase in interest rates would result in a $0.6 million increase in annual interest expense.

COMMODITY PRICES

         The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into future contracts and swaps to either purchase or sell raw materials or other products in the market. At June 30, 2000, the Company had open futures contracts to sell unleaded gas with notional volumes totaling 79,000 barrels. The Company also had open swap contracts with notional volumes totaling 150,000 barrels. All of these commodity contracts mature within three months. Reporting the fair value of these derivative instruments at fiscal year-end 2000 would result in a gain of approximately $0.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Report of Independent Auditors                                                                             17

Financial Statements

      Consolidated Balance Sheet                                                                           18

      Consolidated Statement of Operations                                                                 19

      Consolidated Statement of Stockholders' Equity                                                       20

      Consolidated Statement of Cash Flows                                                                 21

      Notes to Consolidated Financial Statements                                                           22

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Texas Petrochemical Holdings, Inc. and subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                           DELOITTE & TOUCHE LLP
Houston, Texas
August 4, 2000

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                             JUNE 30,
                                                                                     ------------------------
                                                                                        2000           1999
                                                                                     ---------      ---------
                                    ASSETS

Current assets:
      Cash and cash equivalents                                                      $  14,929      $     103
      Accounts receivable - trade                                                       64,235         40,220
      Inventories                                                                       35,957         19,973
      Investments in land held for sale                                                  1,068             --
      Other current assets                                                              11,398         18,576
                                                                                     ---------      ---------
          Total current assets                                                         127,587         78,872

Property, plant and equipment, net                                                     219,517        219,706
Investment in land held for sale                                                           990          2,058
Investment in and advances to limited partnership                                        2,769          2,820
Goodwill, net of accumulated amortization of $19,508 and $14,925                       164,978        169,560
Other assets, net                                                                        8,239          9,833
                                                                                     ---------      ---------
          Total assets                                                               $ 524,080      $ 482,849
                                                                                     =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                                 $   7,146      $     874
      Accounts payable - trade                                                          71,775         38,992
      Accrued expenses                                                                  18,829         19,215
      Current portion of cash bonus plan liability                                         213          7,811
      Current portion of long-term debt                                                  8,086          7,465
                                                                                     ---------      ---------
          Total current liabilities                                                    106,049         74,357

Revolving line of credit                                                                 1,650          2,000
Long-term debt                                                                         326,255        328,467
Cash bonus plan liability                                                                   --          1,959
Deferred income taxes                                                                   55,005         55,494

Commitments and contingencies (Note 7)

Common stock held by the ESOP                                                           13,100         12,600
Less:  Unearned compensation                                                            (2,620)        (5,040)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 non-voting and
          529,445 and 528,445 voting shares issued and outstanding at
          June 30, 2000 and 1999, respectively                                               5              5
      Additional paid in capital                                                        37,408         36,738
      Treasury stock, at cost, 2000 shares                                                (257)            --
      Accumulated deficit                                                              (12,515)       (23,731)
                                                                                     ---------      ---------
          Total stockholders' equity                                                    24,641         13,012
                                                                                     ---------      ---------
              Total liabilities and stockholders' equity                             $ 524,080      $ 482,849
                                                                                     =========      =========



          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                             YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     2000           1999           1998
                                                  ---------      ---------      ---------

Revenues                                          $ 744,725      $ 448,155      $ 514,790
Cost of goods sold                                  643,195        374,401        438,725
Non-cash ESOP compensation                              570            407             --
Depreciation and amortization                        23,800         26,784         31,787
                                                  ---------      ---------      ---------
   Gross profit                                      77,160         46,563         44,278

Selling, general and administrative expenses          9,153          7,927          6,949
                                                  ---------      ---------      ---------
        Income from operations                       68,007         38,636         37,329

Interest expense                                     39,773         39,444         40,533

Other income (expense)
   Loss on disposal of assets and
      investment securities, net                         --            (44)          (436)
   Other, net                                           (38)         1,320            993
                                                  ---------      ---------      ---------
                                                        (38)         1,276            557
                                                  ---------      ---------      ---------

          Income before income taxes                 28,196            468         (2,647)

Provision for income taxes                           16,060          2,641          1,868
                                                  ---------      ---------      ---------


        Net income (loss)                         $  12,136      $  (2,173)     $  (4,515)
                                                  =========      =========      =========


Basic income (loss) per common share:             $   23.62      $   (6.99)     $   (9.86)


Weighted average shares outstanding-basic           498,945        478,045        457,778
                                                  =========      =========      =========

Diluted income (loss) per common share:           $   21.99      $   (6.99)     $   (9.86)

Weighted average shares outstanding - diluted       535,908        478,045        457,778
                                                  =========      =========      =========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNT)



                                                                    ADDITIONAL
                                                COMMON STOCK         PAID IN      ACCUMULATED     TREASURY
                                           SHARES         VALUE      CAPITAL        DEFICIT         STOCK         TOTAL
Balance, June 30, 1997                     527,778     $       5     $  36,264     $ (15,483)     $      --      $  20,786
Net loss                                                                              (4,515)                       (4,515)
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 30, 1998                     527,778     $       5     $  36,264     $ (19,998)     $      --      $  16,271
Net loss                                                                              (2,173)                       (2,173)
Issuance of common stock                       667                          67                                          67
Non-cash ESOP compensation                                                 407                                         407
Revaluation of ESOP shares to
 independently appraised market value                                                 (1,560)                       (1,560)
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 30, 1999                     528,445     $       5     $  36,738     $ (23,731)            --      $  13,012
                                         ---------     ---------     ---------     ---------      ---------      ---------
Net income                                                                            12,136                        12,136
Issuance of common stock                     1,000                         100                                         100
Non-cash ESOP compensation                                                 570                                         570
Treasury shares                                                                                        (257)          (257)
Revaluation of ESOP shares to
 independently appraised market value                                                   (920)                         (920)
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 30, 2000                     529,445     $       5     $  37,408     $ (12,515)          (257)     $  24,641
                                         =========     =========     =========     =========      =========      =========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                       YEAR ENDED JUNE 30,
                                                              -------------------------------------
                                                                  2000         1999          1998
                                                              ---------     ---------     ---------

Cash flows from operating activities:

    Net income (loss)                                         $ 12,136      $ (2,173)     $ (4,515)
    Adjustments to reconcile net income (loss)
      to cash flow from operating activities:
    Depreciation of fixed assets                                18,985        21,924        25,208
    Amortization of intangibles                                  4,815         4,860         6,579
    Amortization of debt issue costs and deferred premium        7,422         6,650         5,902
    Deferred income taxes                                        1,726        (3,363)       (3,334)
    Earnings from limited partnership                             (324)         (775)         (476)
    Non-cash ESOP expense                                          570           407            --
    Change in:
       Accounts receivable                                     (24,015)        5,078          (636)
       Inventories                                             (15,984)       (2,763)          716
       Other assets                                              4,928        (4,097)        1,839
       Accounts payable, accrued and other                      32,397         8,420         3,728
                                                              --------      --------      --------
         Net cash provided by operating activities              42,656        34,168        35,011

Cash flows from investing activities:

    Capital expenditures                                       (18,796)      (14,413)      (12,466)
    Proceeds from asset sales                                       --           477           871
    Distribution received from partnership                         375           990           410
                                                              --------      --------      --------
         Net cash used in investing activities                 (18,421)      (12,946)      (11,185)

Cash flows from financing activities:

    Bank overdraft                                               6,272           874       (10,157)
    Net repayments on revolving line of credit                    (350)      (10,000)           --
    Proceeds from issuance of long-term debt                        --            --         3,192
    Payments on long-term debt                                  (7,465)       (6,979)       (9,706)
    Cash bonus plan payments                                    (9,557)       (7,807)       (7,807)
    Debt issuance and organizational costs                        (152)         (163)         (493)
    Reduction in note receivable from ESOP                       2,000         2,000         2,000
    Issued common stock                                            100
    Purchased treasury stock                                      (257)           --            --
                                                              --------      --------      --------
    Net cash used in financing activities                       (9,409)      (22,075)      (22,971)
                                                              --------      --------      --------

Net increase (decrease) in cash and cash equivalents            14,826          (853)          855

Cash and cash equivalents, beginning                               103           956           101
                                                              --------      --------      --------

Cash and cash equivalents, ending                             $ 14,929      $    103      $    956
                                                              ========      ========      ========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

         On July 1, 1996, Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of TPC Holding Corp., which is a wholly owned subsidiary of Texas Petrochemical Holdings, Inc. In connection with the Acquisition, Texas Petrochemicals Corporation issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. Texas Petrochemical Holdings, Inc. issued $57.7 million in Discount Notes due 2007 (the "Discount Notes") for net proceeds of $30.0 million and sold $43.8 million in common stock. Texas Petrochemical Holdings, Inc., TPC Holding Corp. and Texas Petrochemicals Corporation are collectively referred to as the "Company."

         Effective July 1, 2000 Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited partnership Act. See discussion Note 13.

         The Company through its facility in Houston, Texas is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (v) polyisolbutylenes, used in the prodution of fuel and lube additives, adhesives, sealants and packaging.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

         The consolidated financial statements as of and for the three years ended June 30, 2000 include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp. Intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

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

         Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is amortized over 40 years using the straight-line method.

         Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Other assets include patents and catalysts, which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the undiscounted future cash flows of such assets are less than the carrying amount, the carrying amount is reduced to fair value and an impairment loss is recognized.

Revenue Recognition

         The Company recognizes revenue from sales of refined products in the period of delivery.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

Earnings per Share

         Basic earnings (loss) per share for three years ended June 30, 2000 has been computed using a weighted average shares outstanding of 498,945, 478,045 and 487,778, respectively. The weighted average shares outstanding used in the computation of basic earnings (loss) per share are net of 20,000, 40,000 and 60,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of June 30, 2000, 1999 and 1998, respectively. For the years ended June 30, 2000 and 1999, earnings (loss) used in calculating basic and diluted earnings (loss) per share has been reduced by $350,000 and $1,170,000, respectively which reflects the increase in the market value of the shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. For the year ended June 30, 2000, the weighted average shares outstanding for the diluted earnings per share calculation includes all ESOP shares outstanding (including unallocated shares) and the effect of stock options. The effect of unallocated ESOP shares and stock options was not dilutive for fiscal years 1999 and 1998 for purposes of calculating diluted earnings (loss) per share.

Employee Stock Ownership Plan

         The fair value of common stock held by the Employee Stock Ownership Plan (See Note 8), as well as unearned compensation related to unallocated shares are separately presented on the balance sheet between liabilities and stockholders' equity in a manner similar to redeemable preferred stock as employees have option to put the shares to the Company. The Company has recognized as non-cash ESOP compensation, the increase in the fair value of the common stock for those shares allocated to participant's accounts with the corresponding offset credited to additional paid in capital.

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

Recently Issued Pronouncements

         In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

133 and SFAS No. 138 on July 1, 2000. The Company has both interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as commodity derivatives to manage its exposure to commodity price fluctuations. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

Reclassifications

         Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                                                                            JUNE 30,
                                                                                                      ---------------------
                                                                                                        2000         1999
                                                                                                      --------     --------
         Finished goods                                                                               $ 18,505     $ 10,594
         Raw materials                                                                                  15,915        8,053
         Chemicals and supplies                                                                          1,537        1,326
                                                                                                      --------     --------
                                                                                                      $ 35,957     $ 19,973
                                                                                                      ========     ========


OTHER CURRENT ASSETS:

                                                                                                             JUNE 30,
                                                                                                      ---------------------
                                                                                                        2000         1999
                                                                                                      --------     --------
         Catalyst Inventory                                                                           $  7,402     $  7,463
         Deferred turnaround costs                                                                         452        2,585
         Prepaid and other                                                                               3,544        8,528
                                                                                                      --------     --------
                                                                                                      $ 11,398     $ 18,576
                                                                                                      ========     ========

PROPERTY, PLANT AND EQUIPMENT:

                                                                                                             JUNE 30,
                                                                                                      ---------------------
                                                                                                        2000         1999
                                                                                                      --------     --------
         Chemical plants                                                                              $295,124     $277,117
         Construction in progress                                                                        9,233        8,834
         Other                                                                                           5,592        5,202
                                                                                                      --------     --------
                                                                                                       309,949      291,153
         Less accumulated depreciation and depletion                                                    90,432       71,447
                                                                                                      --------     --------
                                                                                                      $219,517     $219,706
                                                                                                      ========     ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:

                                                                                                            JUNE 30,
                                                                                                     ----------------------
                                                                                                        2000        1999
                                                                                                     ---------    ---------
         Accrued interest                                                                             $ 13,780     $ 13,893
         Property and sales taxes                                                                        2,218        1,995
         State income taxes                                                                                639        2,731
         Other                                                                                           2,192          596
                                                                                                      --------     --------
                                                                                                      $ 18,829     $ 19,215
                                                                                                      ========     ========

4.  LONG-TERM DEBT

                                                                                                             JUNE 30,
                                                                                                      ---------------------
                                                                                                        2000         1999
                                                                                                      --------     --------
       Bank Credit Agreement:
         Term A Loan                                                                                  $ 14,402     $ 18,002
         Term B Loan                                                                                    40,421       41,407
         ESOP Loan                                                                                       2,000        4,000
         Revolving Credit Loans                                                                          1,650        2,000
       Senior Subordinated Notes                                                                       225,000      225,000
       Discount Notes                                                                                   50,590       44,394
       Deferred premium on Senior Subordinated Notes                                                     1,928        2,250
       Long-term financing                                                                                  --          879
                                                                                                      --------     --------
                                                                                                       335,991      337,932
         Less current maturities                                                                         8,086        7,465
                                                                                                      --------     --------
         Long-term debt                                                                               $327,905     $330,467
                                                                                                      ========     ========


         The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.75% and 3% at June 30, 2000) or the greater of the prime rate and the federal funds plus 1/2% rate plus a margin (.75% at June 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

         The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $191 million and $200 million as of June 30, 2000 and 1999, respectively. There is currently not an active market for the Discount Notes, therefore, the Company estimated that the fair value based on current interest rates available

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

for the Company and similar debt instruments, was approximately $35 million as of June 30, 2000 and 1999. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 2000 and 1999.

         In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 2000 LIBOR rates were 7.01%, resulting in an additional $0.9 million in annual interest expense. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The notional amount of the cap amortized from $64 million to $32 million on a quarterly basis over the three-year term. As of June 30, 2000 to the notional amount of the cap is $47 million.

         Upon adoption of SFAS No. 133 and SFAS No. 138 on July 1, 2000, the Company marked-to-market the fair value of these derivative instruments into earnings as the Company decided not to designate these derivatives as part of a hedge transaction under the requirements of SFAS No. 133 and 138. Accordingly, the Company recorded a $1.3 million loss as a cumulative-effect adjustment into earnings during the first quarter of fiscal 2001.

     The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:


                      FISCAL YEAR
                      -----------

                           2001                        $  8,086
                           2002                           6,987
                           2003                          18,753
                           2004                          24,647
                           2005                              --


5.  FEDERAL AND STATE INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities at June 30, 2000 and June 30, 1999 are as follows (in thousands of dollars):


                                                    JUNE 30,
                                              --------------------
                                                2000         1999
                                              -------      -------
Deferred tax asset (liability) - current:
    Cash bonus plan                           $    74        2,756
    Turnaround costs                             (159)        (905)
    Other                                        (816)        (537)
                                              -------      -------
        Total current                         $  (901)     $ 1,314
                                              =======      =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

    Deferred tax asset (liability) - noncurrent:
     Investment in land                           $  4,573      $  4,828
     Cash bonus plan                                    --           733
     Interest                                        6,939         5,037
     Property, plant and equipment                 (64,275)      (65,872)
     Other                                            (170)         (220)
                                                  --------      --------
                                                  $(52,933)     $(55,494)
     Valuation allowance                            (2,072)           --
                                                  --------      --------
       Total noncurrent                           $(55,005)     $(55,494)
                                                  ========      ========

     The Company recognized a $2.1 million valuation allowance in current year earnings against the deferred tax benefit for the investment in land, which was not likely to be realized for the portion of loss carryforward which expires in fiscal year 2003.

      The current deferred tax asset (liability) is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):


                                            YEAR ENDED JUNE 30,
                                   ------------------------------------
                                     2000          1999          1998
                                   --------      --------      --------

Current:
      Federal                      $ 12,309      $  5,296      $  4,259
      State                           2,025           708           943
                                   --------      --------      --------
                                     14,334         6,004         5,202
                                   --------      --------      --------
Deferred:
      Federal                         1,726        (3,363)       (3,334)
      State                              --            --            --
                                   --------      --------      --------
                                      1,726        (3,363)       (3,334)
                                   --------      --------      --------
          Total provision

              for income taxes     $ 16,060      $  2,641      $  1,868
                                   ========      ========      ========


      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from before income taxes. The reasons for this difference are as follows:


                                                     YEAR ENDED JUNE 30,
                                             ----------------------------------
                                               2000         1999        1998
                                             -------      -------      -------
Statutory federal income tax rate                 35%          35%          35%
Computed "expected" federal income tax       $ 9,869      $   164      $  (926)
Increase in tax resulting from:
      State income taxes, net of
         federal benefit                       1,316          460          612
      Valuation allowance on land
         held for sale                         2,072           --           --
      Other, net                               1,000          413          273
      Amortization of goodwill and other       1,803        1,604        1,909
                                             -------      -------      -------
Provision for income taxes                   $16,060      $ 2,641      $ 1,868
                                             =======      =======      =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                            YEAR ENDED JUNE 30,
                                      -------------------------------
                                       2000        1999        1998
                                      -------     -------     -------
      Interest                        $32,479     $34,641     $33,735
      Income taxes                     16,407       6,897       1,641


7.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.7 million, $0.5 million, $0.8 million, for the three years ended June 30, 2000, respectively.

         Total rent expense was approximately $4.4 million, $4.6 million and $3.9 million, (net of reimbursements described above and including $0.9 million, $0.7 million and $.7 million for the rental of barges) for the three years ended June 30, 2000, respectively. Future minimum lease payments at June 30, 2000 are as follows (in thousands of dollars):

        FISCAL YEAR
        -----------
            2001                                       $ 3,984
            2002                                         2,633
            2003                                         1,198
            2004                                           278
            2005                                            --

PURCHASE COMMITMENTS

         The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

LITIGATION

         Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV has not yet led to the filing of a judicial complaint against the Company. The EPA, the Department of Justice, and the Company are currently exploring the possibility of an agreed upon settlement of issues. The anticipated settlement of such issues is not expected to have a material adverse import on the Company's financial condition, results of operations or cash flows.

         A bill (S.B. 2962) has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

8.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

         The Company has a profit sharing plan that covers all full-time employees that have completed 90 days or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund. The Company

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

matches at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the proceeding three years, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.3 million, $2.0 million and $2.1 million, for the three years ended June 30, 2000, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

         In connection with the Acquisition, the Company established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years of age, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the three years ended June 30, 2000 amounted to $2.2 million, $2.4 million and $2.6 million, respectively. As of June 30, 2000, 80,000 shares have been allocated to employees.

STOCK OPTION PLAN

         In October 1996, the Company approved to the Stock Option Plan (the "Plan") to reserve up to 27,778 shares of Common Stock to certain officers, directors and key employees of the Company. In April 1998 the Company amended the Plan to reserve up to an additional 42,000 shares of Common Stock under the plan. The term of the options issued under the Plan cannot exceed ten years from the date of grant. The options issued to date vest ratable over a three-year period from the date of grant and are exercisable at $100 per share for those options granted prior to June 30, 1998 and $126 per share for those shares granted subsequently.


                          NUMBER OF
                            SHARES
                          ---------

Balance, July 1, 1997       27,778

Granted                     11,500
Exercised                       --
Canceled                    (1,000)
                           -------
Balance, June 30, 1998      38,278

Granted                         --
Exercised                     (667)
Canceled                    (5,333)
                           -------
Balance, June 1999          32,278
                           -------

Granted                     26,522
Exercised                   (1,000)
Canceled                    (5,500)
                           -------
Balance, June 30, 2000      52,300
                           =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

         The Company applies APB 25 and related interpretations in accounting for the Plan. There has been no compensation cost recognized by the Company associated with the Plan as the exercise price of the options at the dates of measurement were equivalent to the estimated fair value of the common stock on that date. Had compensation cost for the Plan been determined based on the method consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the three years ended June 30, 2000 would have not been materially different on a pro forma basis.

CASH BONUS PLAN LIABILITY

         In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996. During the year ended June 2000, $9.6 million was paid to eligible participants and the remaining $0.2 million, which retires the debt, was paid in July 2000.

9.  RELATED PARTY TRANSACTIONS

         In December 1999 the Company made a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2000. The loan carries an interest rate of 8%.

         In June 1998 the Company issued $0.2 million to its Executive Vice President and Chief Financial Officer which has been paid in full as of June 30, 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. No such expenditures were made in fiscal 2000.
The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

10.  CONCENTRATION OF CREDIT RISK

         The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 2000 approximately 34%, 34% and 41%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 2000 and 1999, and 13% and 15% of sales during the year ended June 30, 1998. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

         The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

11.  FINANCIAL INSTRUMENTS

         At June 30, 2000 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

         The Company enters into certain derivative financial instruments as part of its interest rate risk management and commodity price risk management. At June 30, 2000, the Company had open futures contracts to sell unleaded gas with notional volumes totaling 79,000 barrels. The Company also had open swap contracts with notional volumes totaling 150,000 barrels. All of these commodity contracts mature within three months. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. Gains and losses associated with commodity-related derivative instruments are recognized in earnings concurrently with the related hedged transaction. The fair value of derivative financial instruments are the amounts at which they could be settled based on estimates from dealers. As of June 30, 2000, reporting the estimated fair values of derivative financial instruments would result in a loss of approximately $1.3 million on the interest rate instruments and a gain of approximately $0.7 million on the commodity instruments. See discussion of the impact of adopting SFAS No. 133 and SFAS No. 138, effective July 1, 2000, in Notes 2 and 4.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

12.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2000
                                 (in thousands)



                                                                Parent       Guarantor   Non-Guarantors   Eliminations      Total
ASSETS
Current assets:

      Cash and cash equivalents                              $       --     $       10     $   14,919      $       --    $   14,929
      Accounts receivable:
        Trade                                                                                  64,235                        64,235
      Inventories                                                                              35,957                        35,957
      Investments in land held for sale                                                         1,068                         1,068
      Other current assets                                         (223)                       11,631             (10)       11,398
                                                             ----------     ----------     ----------      ----------    ----------
          Total current assets                                     (223)            10        127,810             (10)      127,587

Property, plant and equipment, net                                                            219,517                       219,517
Investments in land held for sale                                                                 990                           990
Investment in and advances to limited partnership                                               2,769                         2,769
Goodwill, net                                                                                 164,978                       164,978
Other assets, net of accumulated amortization                       404                         7,835                         8,239
Consolidated subsidiaries                                        78,591         78,591                       (157,182)           --
                                                             ----------     ----------     ----------      ----------    ----------
          Total assets                                       $   78,772     $   78,601     $  523,899      $ (157,192)   $  524,080
                                                             ==========     ==========     ==========      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                              $         $       --     $    7,146      $       --    $    7,146
      Accounts payable - trade                                                                 71,775                        71,775
      Payable to affiliate                                                          10            639            (649)           --
      Accrued expenses                                                                         18,190             639        18,829
      Current portion of cash bonus plan                                                          213                           213
      Current portion of long-term debt                                                         8,086                         8,086
                                                             ----------     ----------     ----------      ----------    ----------
          Total current liabilities                                                 10        106,049             (10)      106,049

Revolving line of credit                                                                        1,650                         1,650
Long-term debt                                                   50,590                       275,665                       326,255
Cash bonus plan                                                                                                                  --
Deferred income taxes                                            (6,939)                       61,944                        55,005

Common stock held by the ESOP                                    13,100                                                      13,100
Less: unearned compensation                                      (2,620)                                                     (2,620)

Stockholders' equity:
      Common Stock                                                    5                         4,162          (4,162)            5
      Additional paid in capital                                 37,408         74,782         72,620        (147,402)       37,408
      Treasury stock                                               (257)                                                       (257)
      Accumulated deficit                                       (12,515)         3,809          3,809          (7,618)      (12,515)
      Note receivable from ESOP                                                                (2,000)          2,000
                                                             ----------     ----------     ----------      ----------    ----------
          Total stockholders' equity                             24,641         78,591         78,591        (157,182)       24,641
                                                             ----------     ----------     ----------      ----------    ----------
              Total liabilities and stockholders' equity     $   78,772     $   78,601     $  523,899      $ (157,192)   $  524,080
                                                             ==========     ==========     ==========      ==========    ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 1999
                                 (in thousands)

                                                              Parent       Guarantor    Non-Guarantors     Total       Eliminations
ASSETS
Current assets:

      Cash and cash equivalents                             $       --     $       --     $      103      $       --      $     103
      Accounts receivable - trade                                                             40,220                         40,220
      Inventories                                                                             19,973                         19,973
      Other current assets                                         (48)                       18,624                         18,576
                                                            ----------     ----------     ----------      ----------      ---------
          Total current assets                                     (48)                       78,920                         78,872

Property, plant and equipment, net                                                           219,706                        219,706
Investments in land held for sale                                                              2,058                          2,058
Investment in and advances to limited partnership                                              2,820                          2,820
Goodwill, net                                                                                169,560                        169,560
Other assets, net of accumulated amortization                      459                         9,374                          9,833
Consolidated subsidiaries                                       59,518         59,518                       (119,036)            --
                                                            ----------     ----------     ----------      ----------      ---------
          Total assets                                      $   59,929     $   59,518     $  482,438      $ (119,036)     $ 482,849
                                                            ==========     ==========     ==========      ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                        $       --     $       --     $      874      $       --      $     874
      Accounts payable - trade                                                                38,992                         38,992
      Payable to Parent                                                                        1,987          (1,987)            --
      Accrued expenses                                                                        17,228           1,987         19,215
      Current portion of cash bonus plan                                                       7,811                          7,811
      Current portion of long-term debt                                                        7,465                          7,465
                                                            ----------     ----------     ----------      ----------      ---------
          Total current liabilities                                                           74,357                         74,357

Revolving line of credit                                                                       2,000                          2,000
Long-term debt                                                  44,394                       284,073                        328,467
Cash bonus plan                                                                                1,959                          1,959
Deferred income taxes                                           (5,037)                       60,531                         55,494
Common stock held by the ESOP                                   12,600                                                       12,600
Less: unearned compensation                                     (5,040)                                                      (5,040)

Stockholders' equity:
      Common Stock                                                   5                         4,162          (4,162)             5
      Additional paid in capital                                36,738         72,212         72,050        (144,262)        36,738
      Accumulated deficit                                      (23,731)       (12,694)       (12,694)         25,388        (23,731)
      Note receivable from ESOP                                                               (4,000)          4,000             --
                                                            ----------     ----------     ----------      ----------      ---------
          Total stockholders' equity                            13,012         59,518         59,518        (119,036)        13,012
                                                            ----------     ----------     ----------      ----------      ---------
              Total liabilities and stockholders' equity    $   59,929     $   59,518     $  482,438      $ (119,036)     $ 482,849
                                                            ==========     ==========     ==========      ==========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2000
                                 (in thousands)

                                                    Parent       Guarantor    Non-Guarantors    Eliminations       Total
Revenues                                         $       --      $       --     $  744,725      $       --      $ 744,725
Cost of goods sold                                                                 643,195                        643,195
Non-cash compensation                                                                  570                            570
Depreciation and amortization                                                       23,800                         23,800
                                                                                ----------                      ---------
      Gross profit                                                                  77,160                         77,160
Selling, general and administrative expenses             14                          9,139                          9,153
                                                 ----------      ----------     ----------      ----------      ---------
           Income (loss) from operations                (14)                        68,021                         68,007
Interest expense                                      6,249                         33,524                         39,773
Other income (expense)                                                                 (38)                           (38)
                                                 ----------      ----------     ----------      ----------      ---------
           Income (loss) before income taxes         (6,263)                        34,459                         28,196
Provision (benefit) for income taxes                 (1,896)                        17,956                         16,060
Equity in net income loss of subsidiaries            16,503          16,503                        (33,006)            --
                                                 ----------      ----------     ----------      ----------      ---------
           Net income (loss)                     $   12,136      $   16,503     $   16,503      $  (33,006)     $  12,136
                                                 ==========      ==========     ==========      ==========      =========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1999
                                 (in thousands)


                                                    Parent       Guarantor   Non-Guarantors      Eliminations      Total

Revenues                                         $       --     $       --     $  448,155        $       --      $  448,155
Cost of goods sold                                                                374,401                           374,401
Non-cash ESOP compensation                                                            407                               407
Depreciation and amortization                                                      26,784                            26,784
                                                                                ----------                       ----------
      Gross profit                                                                 46,563                            46,563
Selling, general and administrative expenses             11                         7,916                             7,927
                                                 ----------     ----------     ----------        ----------      ----------
           Income (loss) from operations                (11)                       38,647                            38,636
Interest expense                                      5,491                        33,953                            39,444
Other income                                                                        1,276                             1,276
                                                 ----------     ----------     ----------        ----------      ----------
           Income (loss) before income taxes         (5,502)                        5,970                               468
Provision (benefit) for income taxes                 (1,897)                        4,538                             2,641
Equity in net loss of subsidiaries                    1,432          1,432                           (2,864)             --
                                                 ----------     ----------     ----------        ----------      ----------
           Net income (loss)                     $   (2,173)    $    1,432     $    1,432        $   (2,864)     $   (2,173)
                                                 ==========     ==========     ==========        ==========      ==========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1998
                                 (in thousands)

                                                   Parent         Guarantor   Non-Guarantors    Eliminations       Total
Revenues                                         $       --      $       --      $  514,790      $       --     $  514,790
Cost of goods sold                                                                  438,725                        438,725
Depreciation and amortization                                                        31,787                         31,787
                                                                                 ----------                     ----------
      Gross profit                                                                   44,278                         44,278
Selling, general and administrative expenses             61                           6,888                          6,949
                                                 ----------      ----------      ----------      ----------     ----------
           Income (loss) from operations                (61)                         37,390                         37,329
Interest expense                                      4,813                          35,720                         40,533
Other income                                                                            557                            557
                                                 ----------      ----------      ----------      ----------     ----------
           Income (loss) before income taxes         (4,874)                          2,227                         (2,647)
Provision (benefit) for income taxes                 (1,756)                          3,624                          1,868
Equity in net income of subsidiaries                 (1,397)         (1,397)                          2,794             --
                                                 ----------      ----------      ----------      ----------     ----------
           Net income (loss)                     $   (4,515)     $   (1,397)     $   (1,397)     $    2,794     $   (4,515)
                                                 ==========      ==========      ==========      ==========     ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2000
                                 (in thousands)


                                                             Parent     Guarantor   Non-Guarantors  Eliminations    Total

Cash flows from operating activities:
      Net income (loss)                                    $ 12,136      $ 16,503      $ 16,503      $(33,006)    $  12,136
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                       18,985                      18,985
      Amortization of goodwill and other assets                                           4,815                       4,815
      Amortization of debt issue costs                        6,249                       1,173                       7,422
      Earnings from limited partnership                                                    (324)                       (324)
      Deferred income taxes                                  (1,902)                      3,628                       1,726
      Non-cash ESOP compensation                                                            570                         570
      Change in:
         Accounts receivable                                                            (24,015)                    (24,015)
         Inventories                                                                    (15,984)                    (15,984)
         Other assets                                           187                       4,741                       4,928
         Accounts payable, accrued and other                                   10        32,397           (10)       32,397
                                                           --------      --------      --------      --------     ---------
             Net cash provided by operating activities       16,670        16,513        42,489       (33,016)       42,656

Cash flows from investing activities:
      Capital expenditures                                                              (18,796)                    (18,796)
      Distribution from limited partnership                                                 375                         375
                                                           --------      --------      --------      --------     ---------
             Net cash used in investing activities                                      (18,421)                    (18,421)

 Cash flows from financing activities:
      Change in bank overdraft                                                            6,272                       6,272
      Net repayments under revolver                                                        (350)                       (350)
      Payments on long-term debt                                                         (7,465)                     (7,465)
      Payment of cash bonus plan                                                         (9,557)                     (9,557)
      Debt issuance costs                                                                  (152)                       (152)
      Issued common stock                                       100                                                     100
      Purchased treasury stock                                 (257)                                                   (257)
      Reduction in note receivable from ESOP                                              2,000                       2,000
                                                           --------      --------      --------      --------     ---------
             Net cash used in financing activities             (157)                     (9,252)                     (9,409)
                                                           --------      --------      --------      --------     ---------

Net increase (decrease) in cash and cash equivalents         16,513        16,513        14,816       (33,016)       14,826

Cash and cash equivalents, at beginning of period                                           103                         103
                                                           --------      --------      --------      --------     ---------
Cash and cash equivalents, at end of period                $ 16,513      $ 16,513      $ 14,919      $(33,016)    $  14,929
                                                           ========      ========      ========      ========     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1999
                                 (in thousands)


                                                            Parent   Guarantor   Non-Guarantors   Eliminations         Total
Cash flows from operating activities:
      Net income (loss)                                    $(2,173)    $1,432        $ 1,432         $(2,864)         $ (2,173)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                    21,924                            21,924
      Amortization of goodwill and other assets                                        4,860                             4,860
      Amortization of debt issue costs                       5,491                     1,159                             6,650
      Earnings from limited partnership                                                 (775)                             (775)
      Deferred income taxes                                 (1,903)                   (1,460)                           (3,363)
      Non-cash ESOP compensation                                                         407                               407
      Change in:
         Accounts receivable                                                           5,078                             5,078
         Inventories                                                                  (2,763)                           (2,763)
         Other assets                                           86                    (4,183)                           (4,097)
         Accounts payable, accrued and other                   (69)                    8,489                             8,420
                                                           -------     ------        -------         -------          --------
             Net cash provided by operating activities       1,432      1,432         34,168          (2,864)           34,168

Cash flows from investing activities:
      Capital expenditures                                                            14,413)                          (14,413)
      Proceeds from the sale of non-plant assets                                         477                               477
      Distribution from limited partnership                                              990                               990
                                                           -------     ------        -------         -------          --------
             Net cash used in investing activities                                    12,946)                          (12,946)

 Cash flows from financing activities:
      Change in bank overdraft                                                           874                               874
      Net repayments under revolver                                                   10,000)                          (10,000)
      Payments on long-term debt                                                      (6,979)                           (6,979)
      Payment of cash bonus plan                                                      (7,807)                           (7,807)
      Debt issuance costs                                                               (163)                             (163)
      Reduction in note receivable from ESOP                                           2,000                             2,000
                                                           -------     ------        -------         -------          --------
             Net cash used in financing activities                                    22,075)                          (22,075)
                                                           -------     ------        -------         -------          --------

Net increase (decrease) in cash and cash equivalents         1,432      1,432           (853)         (2,864)             (853)
Cash and cash equivalents, at beginning of period                                        956                               956
                                                           -------     ------        -------         -------          --------
Cash and cash equivalents, at end of period                $ 1,432     $1,432        $   103         $(2,864)         $    103
                                                           =======     ======        =======         =======          ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1998
                                 (in thousands)



                                                              Parent        Guarantor    Non-Guarantors  Eliminations     Total

Cash flows from operating activities:

      Net income (loss)                                    $   (4,515)     $   (1,397)     $   (1,397)     $2,794     $  (4,515)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                             25,208                    25,208
      Amortization of goodwill and other assets                                                 6,579                     6,579
      Amortization of debt issue costs                          4,813                           1,089                     5,902
      Earnings from limited partnership                                                          (476)                     (476)
      Deferred income taxes                                    (1,654)                         (1,680)                   (3,334)
      Change in:
         Accounts receivable                                                                     (636)                     (636)
         Inventories                                                                              716                       716
         Other assets                                              (4)                          1,843                     1,839
         Accounts payable, accrued and other                       67                           3,661                     3,728
                                                           ----------      ----------      ----------      ------     ---------
             Net cash provided by operating activities         (1,293)         (1,397)         34,907       2,794        35,011

Cash flows from investing activities:

      Capital expenditures                                                                    (12,466)                  (12,466)
      Proceeds from the sale of non-plant assets                                                  871                       871
      Distribution from limited partnership                                                       410                       410
                                                           ----------      ----------      ----------      ------     ---------
     Net cash used in investing activities                                                    (11,185)                  (11,185)

 Cash flows from financing activities:

      Change in bank overdraft                                                                (10,157)                  (10,157)
      Net repayments under revolver                                                                --                        --
      Proceeds from issuance of long-term debt                                                  3,192                     3,192
      Payments on long-term debt                                                               (9,706)                   (9,706)
      Payment of cash bonus plan                                                               (7,807)                   (7,807)
      Debt issuance costs                                        (104)                           (389)                     (493)
      Reduction in note receivable from ESOP                                                    2,000                     2,000
                                                           ----------      ----------      ----------      ------     ---------
             Net cash used in financing activities               (104)                        (22,867)                  (22,971)
                                                           ----------      ----------      ----------      ------     ---------

Net increase (decrease) in cash and cash equivalents           (1,397)         (1,397)            855       2,794           855
Cash and cash equivalents, at beginning of period                                                 101                       101
                                                           ----------      ----------      ----------      ------     ---------
Cash and cash equivalents, at end of period $                  (1,397)     $   (1,397)     $      956      $2,794     $     956
                                                           ==========      ==========      ==========      ======     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

13.  SUBSEQUENT EVENT

         Effective July 1, 2000 Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., Texas Petrochemicals Corporation's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provide that the effect of the conversion is that Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 13, 2000 the Audit Committee of the Board of Directors of TPC Holdings Inc., (the "Company") recommended, and the Company's Board of Directors approved, the engagement of PricewaterhouseCoopers LLP to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001. In connection with the audits of the Company's consolidated financial statements for the three years ended June 30, 2000, (i) the Company had no disagreements with Deloitte & Touche LLP ("D&T"), the Company's former auditors, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the matter in their reports; and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified. Years of


                                                                                               Years of
                                                                                            service with the
                                                                                                 Company
Name                         Age   Position                                                or its predecessors
----                         ---   --------                                                --------------------


Hunter W. Henry Jr.          72    Director                                                         2
William R. Huff              50    Director                                                         4
William A. McMinn            70    Director and Chairman                                           16
Steve A. Nordaker            53    Director                                                         3
Susan O. Rheney              41    Director                                                         4
Gary L. Rosenthal            51    Director                                                         2
John T. Shelton              69    Director                                                        16
Guy E. Sutherland            64    Director                                                         1
B. W. Waycaster              61    Director, President and Chief Executive Officer                  8
Carl S. Stutts               53    Executive Vice President, Chief Financial Officer                2
Stephen R. Wright            52    Sr. Vice President, Secretary and General Counsel                4
William F. Howard            57    Sr. Vice President Operations                                   24


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

         Mr. Huff has been President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund") since 1994. He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund and also serves on the Board of Directors of e.spire Communications, Inc.

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

         Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of American Plumbing & Mechanical, Inc.

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

         Mr. Sutherland has held various management positions in Phillips Petroleum Company including President, Phillips Driscopipe, President, Applied Automation, Vice President, Chemicals and Senior Vice President Phillips Chemical Company. Mr. Sutherland was employed by Phillips for 41 years and spent time on Wall Street for the Company as well as Washington, DC where he was on loan to the government as part of the Presidents Executive Exchange Program. He was Chairman of the NPRA Petrochemical Committee and on the Executive Committee of the NPRA and active in CMA. He currently serves on the Board of WeststarBank, member Arvest Group, the Advisory Board of ChemConnect, Inc. and as Managing Member of Sutherland-Wheeler Farm LLC.

         Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydrocarbons and Resources when he left to join the Company. Mr. Waycaster is a Board member of the American Chemistry Council, National Petrochemical and Refiners Association, and serves on the Advisory Board of ChemConnect, Inc.

         Mr. Stutts joined the Company in April 1998 as Vice President of Finance and Corporate Development. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies.

         Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc. In July 1999, he was named the Company's Senior Vice President for Law and Administration.

         Mr. Howard has been Senior Vice President Operations of the Company since July 1999, and he was promoted to Senior Vice President Operations in March 2000. He joined the Company in 1976 and has held various positions in Manufacturing and Maintenance. Prior to 1976, Mr. Howard was with Exxon Chemical. Mr. Howard has 30 years of experience in the chemicals industry.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 2000.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                       Year(1)             Salary              Bonus
---------------------------                       -------            --------           --------
B. W. Waycaster, President and
  Chief Executive Officer                           2000             $300,000           $575,436
                                                    1999              300,000            459,156
                                                    1998              300,000            507,186

Stephen R. Wright, Senior Vice
  President, Secretary and
  General Counsel                                   2000             $180,000           $345,272
                                                    1999              180,000            275,494
                                                    1998              180,000            281,138
H.E. Sebastian
  Vice President, Marketing and Supply           (2)2000             $131,250           $335,671
                                                    1999              175,000            265,500
                                                    1998               58,333             19,779

Carl S. Stutts, Executive Vice President,
  Chief Financial Officer                           2000             $175,000           $335,671
                                                    1999              175,000            267,841
                                                    1998               41,761                 --

Floyd W. Howard, Senior Vice President
  Operations                                        2000             $150,000           $223,762

----------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.
(2)  Mr. Sebastian resigned from the Company in March 2000.

     The following table sets forth the number and dollar value of exercised and unexercised options held by each of the named executive officers at June 30, 2000.


                                           Number of Securities                       Value of Unexercised
                                          Underlying Unexercised                     In-The-Money Options at
                                         Options at June 30, 2000                         June 30, 2000

                                     Exercisable      Not Exercisable           Exercisable      Not Exercisable
                                     -----------      ---------------           -----------      ----------------

B.W. Waycaster                         3,428               9,072                $105,268            $45,360
William F. Howard                         --               5,000                      --             25,000
Carl S. Stutts                         3,333               1,667                 103,323             51,677
Stephen R. Wright                      1,350               3,650                  41,850             18,250

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of August 8, 2000, the number and percentage of the outstanding shares of Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock,
(b) each director of the Company, (c) each of the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner                          Of Common Stock      Common Stock
------------------------------------                          ---------------      ------------
Gordon A. Cain                                                    69,000              13.0%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046
Hunter W. Henry Jr.                                                   --                --
    1148 Thousand Oaks
    San Marcos, TX 78666
William F. Howard
    1309 Town Circle
    Baytown, TX 77520                                              3,000               0.6%
William R. Huff                                                       --                --
    67 Park Place
    Morristown, NJ 07960
William A. McMinn                                                 15,000(1)            2.8%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046
Steve A. Nordaker                                                     --                --
    600 Travis, 20th Floor
    Houston, TX 77002
Susan O. Rheney                                                    5,000               0.9%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046
Gary L. Rosenthal                                                  1,450(2)            0.3%
    600 Travis, Suite 6110
    Houston, TX 77002
John T. Shelton                                                   10,000               1.9%
    3 Inwood Oaks
    Houston, TX 77024
Carl S. Stutts                                                     5,833(3)            1.1%
    3801 Swartmore Street
    Houston, TX 77056
Guy E. Sutherland                                                     --                --
    1821 S.E. Glynnwood Dr.
    Bartlesville, OK 74006-6121
Bill W. Waycaster                                                 43,428(4)            8.2%
    Three Riverway, Suite 1500
    Houston, TX 77056
Stephen R. Wright                                                  3,000(5)            0.6%
    Three Riversay, Suite 1500
    Houston, TX 77056
All directors and Named Executive
    Officers as a group (11 persons)                             155,711              29.4%
Texas Petrochemicals Corporation ESOP                            100,000              18.9%
Capital Southwest Corporation                                     30,000               5.7%
    12900 Preston Road, Suite 700
    Dallas, TX 75230
Chase Venture Capital Associates, L.P.                            60,000              11.3%
    380 Madison Avenue
    New York, NY 10017
The Huff Alternative Income Fund, L.P.                            57,778              10.9%
    67 Park Place
    Morristown, NJ 07960

(1) Includes 5,000 shares subject to options exercisable as of June 30, 2000.

(2) Does not include 2,000 shares held in Trust for Mr. Rosenthal's descendants. Mr. Rosenthal disclaims beneficial ownership of the shares.

(3) Includes 3,333 shares subject to options exercisable as of June 30, 2000.

(4) Includes 3,428 shares subject to options exercisable as of June 30, 2000.

(5) Includes 1,350 shares subject to options exercisable as of June 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

9.  RELATED PARTY TRANSACTIONS

         In December 1999 the Company made a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2000. The loan carries an interest rate of 8%.

         In June 1998 the Company issued $0.2 million to its Executive Vice President and Chief Financial Officer which has been paid in full as of June 30, 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).

         3.2      Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of Form S-4, File No. 333-11569).

         3.3      Certificate of Limited partnership of Texas Petrochemicals LP.

         3.4      Agreement of Limited Partnership of Texas Petrochemicals LP.

         4.1 Indenture dated as of July 1, 1996 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Senior Subordinated Notes due 2006, including the form of the Note (incorporated by reference to Exhibit 4.1 of Form S-4, File No. 333-11569).

         4.2 Indenture dated as of March 1, 1997 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Series B Senior Subordinated Notes due 2006, including the form of Note (incorporated by reference to Exhibit 4.2 of Form S-4, File No. 333-24589).

         4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007.

         5.1 Opinion of Bracewell & Patterson as to the validity of the 11 1/8% Senior Subordinated Notes die 2006 and the validity of the 11 1/8% Series B Senior Subordinated Notes due 2006. (incorporated by reference to Exhibit 5.1 of Form S-4, File No. 333-11569).

         10.1     Holdings' 1996 Stock Option Plan (incorporated by reference to
                  Exhibit 10.1 of Form S-4, File No. 333-11569).

         10.2 TPC Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.2 of Form S-4, file No. 333-11569).

         10.3 TPC Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.3 of Form S-4, File No. 333-11569).

         10.4 TPC Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of Form S-4, File No. 333-11569).

         10.5 Security Agreement by and between Boatmen's Trust Company of Texas and the Company (incorporated by reference to Exhibit
                  10.5 of Form S-4, File No. 333-11569).

         10.6     TPC Profit Sharing Plan (incorporated by reference to Exhibit
                  10.6 of Form S-4, File No. 333-11569).

         10.7 Lease for Calcasieu Parish, Louisiana (incorporated by reference to Exhibit 10.7 of Form S-4, File No. 333-11569).

         10.8 Credit Agreement dated as of July 1, 1996 among the Company, Texas Commerce Bank, National Association, ABN AMRO North America, Inc., and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.8 of Form S-4, File No. 333-11569).

         10.9 Security Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.9 of Form S-4, File No. 333-11569).

         10.10 Pledge Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.10 of Form S-4, File No. 333-11569).

         10.11 Letter Agreement dated May 6, 1996 by and among The Sterling Group, Inc., Texas Petrochemical Holdings, Inc., TPC Holding, and the Company (incorporated by reference 10.11 of Form S-4, File No. 333-11569).

         10.12 Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.12 of Form S-4, File No. 333-11569).

         10.13 Form of Tax Sharing Agreement among Texas Petrochemical Holdings, Inc., TPC Holding, the Company and Texas Butylene Chemical Corporation (incorporated by reference to Exhibit
                  10.13 of Form S-4, File No. 333-11569).

         10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Form S-4, File No. 333-11569).

         10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10K, File No. 333-1569).

         10.16 Amended and Restated Credit Agreement among TPC Holdings Corp., Texas Petrochemicals LP, Chase Bank of Texas-National Association, ABN AMRO North America, Inc. and The Bank of Nova Scotia.

         10.17 Note Modification Agreement dated June 30, 2000 between Texas Petrochemicals LP.

         21 Subsidiaries of the Company (incorporated to Exhibit 21 of Form S-4, File No. 333-11569).

         25.1 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of July 1, 1996 (incorporated by reference to Exhibit 25.1 of Form S-4, File No. 333-11569).

         25.2 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of March 1, 1997 (incorporated by reference to Exhibit 25.2 of Form S-4, File No. 333-24589).

         27       Financial Data Schedule

     (b) Financial Statement Schedules

         Not applicable

     (c) Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 25, 2000.

                                      TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                (Registrant)

                                      By: /s/        B.W. Waycaster
                                          --------------------------------------
                                                     B.W. Waycaster
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 25, 2000.

            /s/ WILLIAM A. McMINN                    Chairman
------------------------------------------
              William A. McMinn

             /s/ B.W. WAYCASTER                      Director, President and
------------------------------------------           Chief Executive Officer
               B.W. Waycaster

           /s/ HUNTER W. HENRY JR.                   Director
------------------------------------------
             Hunter W. Henry Jr.


             /s/ WILLIAM R. HUFF                     Director
------------------------------------------
               William R. Huff

            /s/ STEVE A. NORDAKER                    Director
------------------------------------------
              Steve A. Nordaker

             /s/ SUSAN O. RHENEY                     Director
------------------------------------------
               Susan O. Rheney

            /s/ GARY L. ROSENTHAL                    Director
------------------------------------------
              Gary L. Rosenthal

             /s/ JOHN T. SHELTON                     Director
------------------------------------------
               John T. Shelton

            /s/ GUY E. SUTHERLAND                    Director
------------------------------------------
              Guy E. Sutherland

             /s/ CARL S. STUTTS                      Executive Vice President,
------------------------------------------           Chief Financial Officer
               Carl S. Stutts

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).

  3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Form S-4, File No. 333-11569).

  3.3      Certificate of Limited partnership of Texas Petrochemicals LP.

  3.4      Agreement of Limited Partnership of Texas Petrochemicals LP.

  4.1 Indenture dated as of July 1, 1996 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Senior
           Subordinated Notes due 2006, including the form of the Note
           (incorporated by reference to Exhibit 4.1 of Form S-4, File No.
           333-11569).

  4.2 Indenture dated as of March 1, 1997 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Series B
           Senior Subordinated Notes due 2006, including the form of Note
           (incorporated by reference to Exhibit 4.2 of Form S-4, File No.
           333-24589).

  4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007.

  5.1      Opinion of Bracewell & Patterson as to the validity of the 11 1/8%
           Senior Subordinated Notes due 2006 and the validity of the 11 1/8%
           Series B Senior Subordinated Notes due 2006 (incorporated by reference to Exhibit 5.1 of Form S-4, File No. 333-24589).

  10.1     Holdings' 1996 Stock Option Plan (incorporated by reference to
           Exhibit 10.1 of Form S-4, File No. 333-11569).

  10.2     TPC Employee Stock Ownership Plan (incorporated by reference to
           Exhibit 10.2 of Form S-4, file No. 333-11569).

  10.3 TPC Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.3 of Form S-4, File No. 333-11569).

  10.4     TPC Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of
           Form S-4, File No. 333-11569).

  10.5 Security Agreement by and between Boatmen's Trust Company of Texas and the Company (incorporated by reference to Exhibit 10.5 of Form
           S-4, File No. 333-11569).

  10.6     TPC Profit Sharing Plan (incorporated by reference to Exhibit 10.6 of
           Form S-4, File No. 333-11569).

  10.7     Lease for Calcasieu Parish, Louisiana (incorporated by reference to
           Exhibit 10.7 of Form S-4, File No. 333-11569).

  10.8     Credit Agreement dated as of July 1, 1996 among the Company, Texas
           Commerce Bank, National Association, ABN AMRO North America, Inc., and The Bank of Nova Scotia (incorporated by reference to Exhibit
           10.8 of Form S-4, File No. 333-11569).

  10.9 Security Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.9 of Form S-4, File No. 333-11569).

  10.10 Pledge Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.10 of Form S-4, File No. 333-11569).

  10.11    Letter Agreement dated May 6, 1996 by and among The Sterling Group,
           Inc., Texas Petrochemical Holdings, Inc., TPC Holding, and the
           Company (incorporated by reference 10.11 of Form S-4, File No.
           333-11569).

  10.12 Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.12 of Form S-4, File No. 333-11569).

  10.13    Form of Tax Sharing Agreement among Texas Petrochemical Holdings,
           Inc., TPC Holding, the Company and Texas Butylene Chemical
           Corporation (incorporated by reference to Exhibit 10.13 of Form S-4,
           File No. 333-11569).

  10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Form S-4, File No. 333-11569).

  10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO
           North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10K, File No. 333-1569).

  10.16    Amended and Restated Credit Agreement among TPC Holdings Corp., Texas
           Petrochemicals LP, Chase Bank of Texas-National Association, ABN AMRO
           North America, Inc. and The Bank of Nova Scotia.

  10.17    Note Modification Agreement dated June 30, 2000 between Texas
           Petrochemicals LP.

  21       Subsidiaries of the Company (incorporated to Exhibit 21 of Form S-4,
           File No. 333-11569).

  25.1     Statement of Eligibility and Qualification on Form T-1 of Fleet
           National Bank as Trustee under the Indenture dated as of July 1, 1996
           (incorporated by reference to Exhibit 25.1 of Form S-4, File No.
           333-11569).

  25.2     Statement of Eligibility and Qualification on Form T-1 of Fleet
           National Bank as Trustee under the Indenture dated as of March 1, 1997 (incorporated by reference to Exhibit 25.2 of Form S-4, File No.
           333-24589).

  27       Financial Data Schedule