Form 10-Q
period 2000-09-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2000-11-14
CIK 1019101

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

     The number of shares of common stock of the registrant outstanding as of November _, 2000 is 529,445.


--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of September 30, 2000 and June 30, 2000                                 1

     Consolidated Statement of Operations for the three months ended
        September 30, 2000 and 1999                                                                        2
     Consolidated Statement of Cash Flows for the three months ended
        September 30, 2000 and 1999                                                                        3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        17

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 18

Item 6. Exhibits and Reports on Form 8-K                                                                  18

Signature                                                                                                 19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,      JUNE 30,
                                                                                  2000             2000
                                                                              -------------    -------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                               $       4,838    $      14,929
      Accounts receivable - trade                                                    66,605           64,235
      Inventories                                                                    35,064           35,957
      Investment in land held for sale                                                1,068            1,068
      Other current assets                                                           11,613           11,398
                                                                              -------------    -------------
          Total current assets                                                      119,188          127,587

Property, plant and equipment, net                                                  217,999          219,517
Investment in land held for sale                                                        990              990
Investment in and advances to limited partnership                                     2,679            2,769
Goodwill, net                                                                       163,832          164,978
Other assets, net of accumulated amortization                                         8,622            8,239
                                                                              -------------    -------------
          Total assets                                                        $     513,310    $     524,080
                                                                              =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                          $       6,063    $       7,146
      Accounts payable - trade                                                       69,917           71,775
      Accrued expenses                                                               14,596           18,829
      Current portion of cash bonus plan                                                 --              213
      Current portion of long-term debt                                               7,098            8,086
                                                                              -------------    -------------
          Total current liabilities                                                  97,674          106,049

Revolving line of credit                                                              2,050            1,650
Long-term debt                                                                      321,128          326,255
Deferred income taxes                                                                53,778           55,005
Commitments and contingencies (Note 3)

Common stock held by the ESOP                                                        13,100           13,100
Less: unearned compensation                                                          (1,965)          (2,620)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting
         and 100,000 shares non-voting authorized, 529,445 voting
         shares issued and outstanding                                                    5                5
      Additional paid in capital                                                     37,563           37,408
      Treasury stock                                                                   (257)            (257)
      Accumulated deficit                                                            (9,766)         (12,515)
                                                                              -------------    -------------
          Total stockholders' equity                                                 27,545           24,641
                                                                              -------------    -------------
              Total liabilities and stockholders' equity                      $     513,310    $     524,080
                                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         ------------------------------
                                                                              2000             1999
                                                                         -------------    -------------
Revenues                                                                 $     220,588    $     154,002
Cost of goods sold                                                             195,620          132,049
Non-cash ESOP compensation                                                         155              130
Depreciation and amortization                                                    6,122            5,864
                                                                         -------------    -------------
      Gross profit                                                              18,691           15,959

Selling, general and administrative expenses                                     2,646            1,990
                                                                         -------------    -------------
           Income from operations                                               16,045           13,969

Interest expense                                                                 9,750            9,767

Other income (expense), net                                                       (287)             102
                                                                         -------------    -------------

           Income before income taxes and cumulative                             6,008            4,304
           effect of accounting change

Provision for income taxes                                                       2,694            2,336

           Cumulative effect of accounting change                                  410               --
                                                                         -------------    -------------
           (net of $221 income tax benefit)

           Net income                                                    $       2,904    $       1,968
                                                                         =============    =============

Basic income per share

           Income before cumulative effect of accounting change          $        6.47    $        4.01
           Cumulative effect of accounting change                                 (.80)              --
                                                                         -------------    -------------
           Income per share                                              $        5.67    $        4.01
                                                                         =============    =============

Weighted average shares outstanding - basic                                    511,945          490,678
                                                                         =============    =============

Diluted income per share

           Income before cumulative effect of accounting change          $        6.18    $        3.95
           Cumulative effect of accounting change                                 (.77)              --
                                                                         -------------    -------------
           Income per share                                              $        5.41    $        3.95
                                                                         =============    =============

Weighted average shares outstanding - diluted                                  536,422          497,339
                                                                         =============    =============




          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     -------------    -------------
Cash flows from operating activities:
      Net income                                                     $       2,904    $       1,968
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation of fixed assets                                           4,976            4,668
      Amortization of goodwill and other assets                              1,146            1,193
      Amortization of debt issuance costs and deferred premium               2,021            1,812
      Earnings from limited partnership                                        (60)            (124)
      Deferred income taxes                                                   (593)            (966)
      Non-cash ESOP compensation                                               155              130
      Non-cash change in FV of derivatives                                     995               --
      Change in:
         Accounts receivable                                                (2,370)          (7,822)
         Inventories                                                           893             (653)
         Other assets                                                       (1,980)              79
         Accounts payable                                                   (1,858)          11,692
         Accrued expenses                                                   (4,874)          (4,596)
                                                                     -------------    -------------
             Net cash provided by operating activities                       1,355            7,381

Cash flows from investing activities:
      Capital expenditures                                                  (3,458)            (876)
      Distribution from limited partnership                                    150               --
                                                                     -------------    -------------
             Net cash used in investing activities                          (3,308)            (876)

 Cash flows from financing activities:
      Change in bank overdraft                                              (1,083)            (874)
      Net borrowings (repayments) under revolver                               400           (2,000)
      Payments on long-term debt                                            (7,742)          (1,910)
      Payment of cash bonus plan                                              (213)          (1,949)
      Debt issuance costs                                                       --             (152)
      Reduction in note receivable from ESOP                                   500              500
                                                                     -------------    -------------
      Net cash used in financing activities                                 (8,138)          (6,385)
                                                                     -------------    -------------

Net increase (decrease) in cash and cash equivalents                       (10,091)             120

Cash and cash equivalents, at beginning of period                           14,929              103
                                                                     -------------    -------------

Cash and cash equivalents, at end of period                          $       4,838    $         223
                                                                     =============    =============



          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as (the "Company"). The Company, through its facility in Houston, Texas, is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings and (v) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packing.

     The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit margin on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

     GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the interim period ended September 30, 2000. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

     EARNINGS PER SHARE

     The basic and diluted weighted average shares outstanding used in the computation of earnings per share are net of 15,000 and 35,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of September 30, 2000 and 1999, respectively. The diluted weighted average shares outstanding for the three months ended September 30, 2000 and 1999 include the dilutive effect of stock options outstanding of 6,977 shares and 6,661 shares, respectively.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                                               SEPTEMBER 30,      JUNE 30,
                                                                                   2000             2000
                                                                               -------------   -------------
         Finished goods                                                        $      19,783   $      18,505
         Raw materials                                                                14,113          15,915
         Chemicals and supplies                                                        1,168           1,537
                                                                               -------------   -------------
                                                                               $      35,064   $      35,997
                                                                               =============   =============

OTHER CURRENT ASSETS:
                                                                               SEPTEMBER 30,      JUNE 30,
                                                                                   2000             2000
                                                                               -------------   -------------

         Catalyst inventory                                                    $       7,105   $       7,402
         Deferred turnaround costs                                                     1,845             452
         Prepaid and other                                                             2,663           3,544
                                                                               -------------   -------------
                                                                               $      11,613   $      11,398
                                                                               =============   =============

PROPERTY, PLANT AND EQUIPMENT:
                                                                               SEPTEMBER 30,      JUNE 30,
                                                                                   2000             2000
                                                                               -------------   -------------

         Chemical plants                                                       $     296,671   $     295,124
         Construction in progress                                                     11,047           9,233
         Other                                                                         5,689           5,592
                                                                               -------------   -------------
                                                                                     313,407         309,949
         Less accumulated depreciation, depletion
               and amortization                                                       95,408          90,432
                                                                               -------------   -------------
                                                                               $     217,999   $     219,517
                                                                               =============   =============

ACCRUED EXPENSES:
                                                                               SEPTEMBER 30,      JUNE 30,
                                                                                   2000             2000
                                                                               -------------   -------------

         Accrued interest                                                      $       7,239   $      13,780
         Property and sales taxes                                                      2,973           2,218
         Federal and state income taxes                                                2,740             639
         Other                                                                         1,644           2,192
                                                                               -------------   -------------
                                                                               $      14,596   $      18,829
                                                                               =============   =============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

LONG TERM DEBT:
                                                           SEPTEMBER 30,     JUNE 30,
                                                               2000            2000
                                                           -------------   -------------
Bank Credit Agreement:
     Term A Loan                                           $      11,624   $      14,402
     Term B Loan                                                  35,957          40,421
     ESOP Loan                                                     1,500           2,000
     Revolving Credit Loans                                        2,050           1,650
Senior Subordinated Notes                                        225,000         225,000
Discount Notes                                                    52,297          50,590
Deferred premium on Senior Subordinated Notes                      1,848           1,928
                                                           -------------   -------------
                                                                 330,276         335,991
Less current maturities                                            7,098           8,086
                                                           -------------   -------------
Long-term debt                                             $     323,178   $     327,905
                                                           =============   =============

     The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.50% and 3.00% for Term A and Term B, respectively at September 30, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.50% at September 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. During the quarter ended September 30, 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.

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

     The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV has not yet led to the filing of a judicial complaint against the Company. The EPA, the Department of Justice, and the Company are currently exploring the possibility of an agreed upon settlement of issues. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flow.

     A bill (S.B. 2962) has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA") beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

4.   ACCOUNTING CHANGE

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, and Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle, net of tax. The cumulative effect on earnings is a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 2000
                                 (in thousands)


                                                          Parent         Guarantor   Non-Guarantors   Eliminations       Total
                                                       ------------    ------------  --------------   ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents                        $         --    $          3   $      4,835    $         --    $      4,838
      Accounts receivable - trade                                --              --         66,605              --          66,605
      Inventories                                                --              --         35,064              --          35,064
      Investment in land held for sale                           --              --          1,068              --           1,068
      Other current assets                                     (229)             --         11,852             (10)         11,613
                                                       ------------    ------------   ------------    ------------    ------------
          Total current assets                                 (229)              3        119,424                         119,188

Property, plant and equipment, net                               --              --        217,999              --         217,999
Investments in land held for sale                                --              --            990              --             990
Investment in and advances to limited partnership                --              --          2,679              --           2,679
Goodwill, net                                                    --              --        163,832              --         163,832
Other assets, net of accumulated amortization                   391              --          8,231              --           8,622
Consolidated subsidiaries                                    83,300          83,307             --        (166,607)             --
                                                       ------------    ------------   ------------    ------------    ------------
          Total assets                                 $     83,462    $     83,310   $    513,155    $   (166,617)   $    513,310
                                                       ============    ============   ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                   $         --    $         --   $      6,063    $         --    $      6,063
      Accounts payable - trade                                   --              --         69,917              --          69,917
      Payable to Parent                                          --              10          2,740          (2,750)             --
      Accrued expenses                                           --              --         11,856           2,740          14,596
      Current portion of long-term debt                          --              --          7,098              --           7,098
                                                       ------------    ------------   ------------    ------------    ------------
          Total current liabilities                              --              10         97,674             (10)         97,674

Revolving line of credit                                         --              --          2,050              --           2,050
Long-term debt                                               52,297              --        268,831              --         321,128
Deferred income taxes                                        (7,515)             --         61,293              --          53,778

Common stock held by the ESOP                                13,100              --             --              --          13,100
Less: unearned compensation                                  (1,965)             --             --              --          (1,965)

Stockholders' equity:
      Partners' equity                                           --              --         84,807         (84,807)             --
      Common Stock                                                5              --             --              --               5
      Additional paid in capital                             37,563          75,435             --         (75,435)         37,563
      Treasury stock                                           (257)             --             --              --            (257)
      Accumulated deficit                                    (9,766)          7,865             --          (7,865)         (9,766)
      Note receivable from ESOP                                  --              --         (1,500)          1,500              --
                                                       ------------    ------------   ------------    ------------    ------------
        Total stockholders' equity                           27,545          83,300         83,307        (166,607)         27,545
                                                       ------------    ------------   ------------    ------------    ------------
          Total liabilities and stockholders' equity   $     83,462    $     83,310   $    513,155    $   (166,617)   $    513,310
                                                       ============    ============   ============    ============    ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2000
                                 (in thousands)

                                                   Parent        Guarantor   Non-Guarantors   Eliminations      Total
                                                  ---------      ---------   --------------   ------------    ---------
ASSETS
Current assets:
      Cash and cash equivalents                   $      --      $      10      $  14,919      $      --      $  14,929
      Accounts receivable:
        Trade                                                                      64,235                        64,235
      Inventories                                                                  35,957                        35,957
      Investments in land held for sale                                             1,068                         1,068
      Other current assets                             (223)                       11,631            (10)        11,398
                                                  ---------      ---------      ---------      ---------      ---------
          Total current assets                         (223)            10        127,810            (10)       127,587

Property, plant and equipment, net                                                219,517                       219,517
Investments in land held for sale                                                     990                           990
Investment in and advances to limited
  partnership                                                                       2,769                         2,769
Goodwill, net                                                                     164,978                       164,978
Other assets, net of accumulated amortization           404                         7,835                         8,239
Consolidated subsidiaries                            78,591         78,591                      (157,182)            --
                                                  ---------      ---------      ---------      ---------      ---------
          Total assets                            $  78,772      $  78,601      $ 523,899      $(157,192)     $ 524,080
                                                  =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                              $              $      --      $   7,146      $      --      $   7,146
      Accounts payable - trade                                                     71,775                        71,775
      Payable to affiliate                                              10            639           (649)            --
      Accrued expenses                                                             18,190            639         18,829
      Current portion of cash bonus plan                                              213                           213
      Current portion of long-term debt                                             8,086                         8,086
                                                  ---------      ---------      ---------      ---------      ---------
          Total current liabilities                                     10        106,049            (10)       106,049

Revolving line of credit                                                            1,650                         1,650
Long-term debt                                       50,590                       275,665                       326,255
Cash bonus plan                                                                                                      --
Deferred income taxes                                (6,939)                       61,944                        55,005

Common stock held by the ESOP                        13,100                                                      13,100
Less: unearned compensation                          (2,620)                                                     (2,620)

Stockholders' equity:
      Common Stock                                        5                         4,162         (4,162)             5
      Additional paid in capital                     37,408         74,782         72,620       (147,402)        37,408
      Treasury stock                                   (257)                                                       (257)
      Accumulated deficit                           (12,515)         3,809          3,809         (7,618)       (12,515)
      Note receivable from ESOP                                                    (2,000)         2,000
                                                                 ---------      ---------      ---------      ---------
          Total stockholders' equity                 24,641         78,591         78,591       (157,182)        24,641
                                                  ---------      ---------      ---------      ---------      ---------
              Total liabilities and
                 stockholders' equity             $  78,772      $  78,601      $ 523,899      $(157,192)     $ 524,080
                                                  =========      =========      =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 2000
                                 (in thousands)

                                                   Parent      Guarantor      Non-Guarantors  Eliminations       Total
                                                  --------     ---------      --------------  ------------     ---------
Revenues                                          $     --      $     --         $ 220,588      $    --        $ 220,588
Cost of goods sold                                                                 195,620                       195,620
Non-cash ESOP compensation                                                             155                           155
Depreciation and amortization                                                        6,122                         6,122
                                                                                 ---------                     ---------
      Gross profit                                                                  18,691                        18,691
Selling, general and administrative expenses            10                           2,636                         2,646
                                                  --------      --------         ---------      -------        ---------
           Income (loss) from operations               (10)                         16,055                        16,045
Interest expense                                     1,721                           8,029                         9,750
Other income (expense)                                                                (287)                         (287)
                                                  --------      --------         ---------      -------        ---------
           Income (loss) before income taxes        (1,731)                          7,739                         6,008
Provision (benefit) for income taxes                  (574)                          3,268                         2,694
Equity in net income of subsidiaries                 4,061         4,061                --       (8,122)              --
Cumulative effect of accounting change, net
   of tax                                               --            --               410           --              410
                                                  --------      --------         ---------      -------        ---------
           Net income                             $  2,904      $  4,061         $   4,061      $(8,122)       $   2,904
                                                  ========      ========         =========      =======        =========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 1999
                                 (in thousands)


                                                   Parent      Guarantor      Non-Guarantors  Eliminations       Total
                                                  --------     ---------      --------------  ------------     ---------
Revenues                                          $     --     $      --        $ 154,002       $     --       $ 154,002
Cost of goods sold                                                                132,049                        132,049
Non-cash ESOP compensation                                                            130                            130
Depreciation and amortization                                                       5,864                          5,864
                                                                                ---------                      ---------
      Gross profit                                                                 15,959                         15,959
Selling, general and administrative expenses             1                          1,989                          1,990
                                                  --------     ---------        ---------       --------       ---------
           Income (loss) from operations                (1)                        13,970                         13,969
Interest expense                                     1,512                          8,255                          9,767
Other income (expense)                                                                102                            102
                                                  --------     ---------        ---------       --------       ---------
           Income (loss) before income taxes        (1,513)                         5,817                          4,304
      Provision (benefit) for income taxes            (521)                         2,857                          2,336
Equity in net income of subsidiaries                 2,960                          2,960         (5,920)
                                                  --------     ---------        ---------       --------       ---------
           Net income (loss)                      $  1,968     $   2,960        $   2,960       $ (5,920)      $   1,968
                                                  ========     =========        =========       ========       =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 2000
                                 (in thousands);


                                                           Parent      Guarantor   Non-Guarantors  Eliminations      Total
                                                         ----------    ----------  --------------  ------------    ----------
Cash flows from operating activities:
      Net income (loss)                                  $    2,904    $    4,061  $        4,061  $     (6,965)   $    2,904
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                          4,976                       4,976
      Amortization of goodwill and other assets                                             1,146                       1,146
      Amortization of debt issue costs                        1,720                           301                       2,021
      Earnings from limited partnership                                                       (60)                        (60)
      Deferred income taxes                                    (576)                          (17)                       (593)
      Non-cash ESOP compensation                                                              155                         155
      Non-cash change in FV of derivatives                                                    995                         995
      Change in:
         Accounts receivable                                                               (2,370)                     (2,370)
         Inventories                                                                          893                         893
         Other assets                                            13                        (1,993)                     (1,980)
         Accounts payable, accrued and other                     --            (7)         (6,725)                     (6,732)
                                                         ----------    ----------  --------------  ------------    ----------
             Net cash provided by operating activities        4,061         4,054           1,362        (6,965)        1,355

Cash flows from investing activities:
      Capital expenditures                                                                 (3,458)                     (3,458)
      Distribution from Limited partnership                                                   150                         150
                                                         ----------    ----------  --------------  ------------    ----------
             Net cash used in investing activities                                         (3,308)                     (3,308)

 Cash flows from financing activities:
      Change in bank overdraft                                                             (1,083)                     (1,083)
      Net repayments under revolver                                                           400                         400
      Payments on long-term debt                                                           (7,742)                     (7,742)
      Payment of cash bonus plan                                                             (213)                       (213)
      Reduction in note receivable from ESOP                                                  500                         500
                                                         ----------    ----------  --------------  ------------    ----------
             Net cash used in financing activities                                         (8,138)                     (8,138)
                                                         ----------    ----------  --------------  ------------    ----------

Net increase (decrease) in cash and cash equivalents          4,061         4,054         (10,084)       (6,965)      (10,091)
Cash and cash equivalents, at beginning of period                              10          14,919                      14,929
                                                         ----------    ----------  --------------  ------------    ----------
Cash and cash equivalents, at end of period              $    4,061    $    4,064  $        4,835  $     (6,965)   $    4,838
                                                         ==========    ==========  ==============  ============    ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1999
                                 (in thousands)


                                                          Parent      Guarantor   Non-Guarantors  Eliminations     Total
                                                         ---------    ---------   --------------  ------------   ---------
Cash flows from operating activities:
      Net income (loss)                                  $   1,968    $   2,960    $       2,960    $  (5,920)   $   1,968
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                         4,668                     4,668
      Amortization of goodwill and other assets                                            1,193                     1,193
      Amortization of debt issue costs                       1,512                           300                     1,812
      Earnings from limited partnership                                                     (124)                     (124)
      Deferred income taxes                                   (524)                         (442)                     (966)
      Non-cash ESOP compensation                                                             130                       130
      Change in:
         Accounts receivable                                                              (7,822)                   (7,822)
         Inventories                                                                        (653)                     (653)
         Other assets                                                                         79                        79
         Accounts payable, accrued and other                     4                         7,092                     7,096
                                                         ---------    ---------    -------------    ---------    ---------
             Net cash provided by operating activities       2,960        2,960            7,381       (5,920)       7,381
Cash flows from investing activities:
      Capital expenditures                                                                  (876)                     (876)
                                                         ---------    ---------    -------------    ---------    ---------
             Net cash used in investing activities                                          (876)                     (876)

 Cash flows from financing activities:
      Change in bank overdraft                                                              (874)                     (874)
      Net repayments under revolver                                                       (2,000)                   (2,000)
      Payments on long-term debt                                                          (1,910)                   (1,910)
      Payment of cash bonus plan                                                          (1,949)                   (1,949)
      Debt issuance costs                                                                   (152)                     (152)
      Reduction in note receivable from ESOP                                                 500                       500
                                                         ---------    ---------    -------------    ---------    ---------
             Net cash used in financing activities                                        (6,385)                   (6,385)
                                                         ---------    ---------    -------------    ---------    ---------

Net increase (decrease) in cash and cash equivalents         2,960        2,960              120       (5,920)         120
Cash and cash equivalents, at beginning of period                                            103                       103
                                                         ---------    ---------    -------------    ---------    ---------
Cash and cash equivalents, at end of period              $   2,960    $   2,960    $         223    $  (5,920)   $     223
                                                         =========    =========    =============    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

     The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate), specialty n-butylene and isobutylenes (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

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

     Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, the EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

REVENUES

     The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three months ended September 30, 2000 and 1999.

Revenues

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                      --------------------------------------------------
                                               2000                       1999
                                      -----------------------    -----------------------
                                                    (DOLLARS IN MILLIONS)
Butadiene                             $     44.3           20%   $     26.1           17%
Fuel Products(1)                           129.7           59          98.3           64
n-Butylene and Isobutylenes(2)              42.0           19          26.2           17
Other(3)                                     4.6            2           3.4            2
                                      ----------   ----------    ----------   ----------
Total                                 $    220.6          100%   $    154.0          100%
                                      ==========   ==========    ==========   ==========

----------

(1)  Includes revenue from sales of MTBE, butene-2 and alkylate

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.


Sales Volumes

                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               --------------------
                                                2000          1999
                                               -------        -----
                                     (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                       217.2        206.9
Fuel Products(1)                                110.5        127.3
Specialty n-Butylene and Isobutylenes           160.5        130.5

----------

(1) Volumes in millions of gallons. Includes 29.1 million and 32.3 million gallons of finished MTBE purchased for resale for the three months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                 --------------------------------------------------------------
                                                             2000                             1999
                                                 -----------------------------    -----------------------------
                                                                     (DOLLARS IN MILLIONS)
Revenues                                         $       220.6             100%   $       154.0             100%
Cost of goods sold                                       195.6              89            132.0              86
Non-cash ESOP compensation                                 0.2              --              0.1              --
Depreciation and amortization                              6.1               3              5.9               4
                                                 -------------   -------------    -------------   -------------
      Gross profit                                        18.7               8             16.0              10
Selling, general and administrative expenses               2.6               1              2.0               1
                                                 -------------   -------------    -------------   -------------
      Income from operations                     $        16.1               7%   $        14.0               9%
                                                 =============   =============    =============   =============



Three months ended September 30, 2000 compared to the three months ended September 30, 1999

  REVENUES

     The Company's revenues increased by approximately 43%, or $66.6 million, to $220.6 million for the three months ended September 30, 2000 from $154.0 million for the three months ended September 30, 1999. Butadiene sales revenues increased due to higher sales prices and sales volumes than in the prior year quarter. Butadiene sales prices were higher during the current period because of strong demand and limited extraction capacity. Fuel products sales revenues increased primarily as a result of higher MTBE sales prices and higher butene-2 sales volumes as compared to the prior year quarter. MTBE prices are higher as a result of increases in gasoline and crude oil prices. Butene-2 sales volumes were higher during the current period attributable to increased production rates. Specialty n-butylene and isobutylenes sale revenues increased over the prior year quarter due to higher sales volumes and sales prices. Sales volumes for isobutylene concentrate were lower in the prior year quarter due to reduced customer demand largely attributable to temporary downtime at customer facilities. Sales prices for specialty n-butylene and isobutylenes were higher as a result of increases in feedstock costs.

GROSS PROFIT

     Gross profit increased by approximately 17%, or $2.7 million, to $18.7 million for the three months ended September 30, 2000 from $16.0 million for the three months ended September 30, 1999. Gross margin during this period decreased to 8.5% from 10.4%. Gross profit during the current period increased principally due to higher sales volumes of butadiene and higher margins on MTBE sales. MTBE gross profit increased as a result of higher sales prices that were partially offset by lower sales volumes resulting from a scheduled maintenance turnaround. Gross profit from specialty n-butylene and isobutylenes was unchanged as higher sales volumes offset the impact of higher raw material costs.

  INCOME FROM OPERATIONS

     Income from operations increased by approximately 15%, or $2.1 million, to $16.1 million for the three months ended September 30, 2000 from $14.0 million for the three months ended September 30, 1999. Operating margin during this period decreased to 7.3% from 9.1%. This increase in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs increased due to higher MTBE advocacy costs and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

     Net cash provided by operating activities was $1.4 million for the three months ended September 30, 2000 compared to $7.4 million for the three months ended September 30, 1999. The decrease of $6.0 million was primarily attributable to changes in working capital. Net cash used in investing activities was $3.3 million for the three months ended September 30, 2000 compared to $0.9 million for the three months ended September 30, 1999. The increase of $2.4 million was attributable to higher capital expenditures. Net cash used in financing activities was $8.1 million for the three months ended September 30, 2000 compared to $6.4 million for the three months ended September 30, 1999. The increase of $1.8 million was attributable to repayments of borrowing under the term loans of the Bank Credit Agreement.

   LIQUIDITY

     The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Interest payments are not made on the Discount Notes until 2002. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $2.1 million was used at September 30, 2000 to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. During the quarter ended September 30, 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.


   CAPITAL EXPENDITURES

The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for three months ended September 30, 2000 were $3.5 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant quantitative or qualitative changes during the first fiscal quarter of 2001 in the Company's risk sensitive instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27       Financial Data Schedule

         (b)   Reports on Form 8-K

               On September 30, 2000 the Company filed a Form 8-K describing a change in its certified accountants.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                  (Registrant)




Dated:  November 14, 2000             By:  /s/ Carl S. Stutts
                                         --------------------------------------
                                                 (Signature)
                                                Carl S. Stutts
                                             Executive Vice President,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule
