Form 10-Q
period 2000-12-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2001-02-14
CIK 1019101

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    ---------------

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

                                 (713) 627-7474
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---   ---

    The number of shares of common stock of the registrant outstanding as of February 14, 2001 is 529,445.


================================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of December 31, 2000 and June 30, 2000                                  1

     Consolidated Statement of Operations for the three and six months ended
        December 31, 2000 and 1999                                                                         2

     Consolidated Statement of Cash Flows for the six months ended
        December 31, 2000 and 1999                                                                         3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        18

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 19
Item 6. Exhibits and Reports on Form 8-K                                                                  19
Signature                                                                                                 20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       DECEMBER 31,        JUNE 30,
                                                                           2000              2000
                                                                       ------------      ------------
                    ASSETS
Current assets:
      Cash and cash equivalents                                        $        108      $     14,929
      Accounts receivable - trade                                            78,865            64,235
      Inventories                                                            42,809            35,957
      Investment in land held for sale                                        1,068             1,068
      Other current assets                                                   13,708            11,398
                                                                       ------------      ------------
          Total current assets                                              136,558           127,587

Property, plant and equipment, net                                          216,352           219,517
Investments in land held for sale                                               990               990
Investment in and advances to limited partnership                             2,732             2,769
Goodwill, net                                                               162,686           164,978
Other assets, net of accumulated amortization                                 8,296             8,239
                                                                       ------------      ------------
          Total assets                                                 $    527,614      $    524,080
                                                                       ============      ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Bank overdraft                                                   $      7,477      $      7,146
      Accounts payable - trade                                               69,587            71,775
      Accrued expenses                                                       19,197            18,829
      Current portion of cash bonus plan                                         --               213
      Current portion of long-term debt                                       6,798             8,086
                                                                       ------------      ------------
          Total current liabilities                                         103,059           106,049

Revolving line of credit                                                     15,000             1,650
Long-term debt                                                              321,206           326,255
Deferred income taxes                                                        52,862            55,005
Commitments and contingencies (Note 3)

Common Stock held by the ESOP                                                15,300            13,100
Less: unearned compensation                                                  (1,530)           (2,620)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and
         100,000 shares non-voting authorized, 529,445 voting
         shares issued and outstanding                                            5                 5
      Additional paid in capital                                             37,831            37,408
      Treasury Stock                                                           (188)             (257)
      Accumulated deficit                                                   (15,931)          (12,515)
                                                                       ------------      ------------
          Total stockholder's equity                                         21,717            24,641
                                                                       ------------      ------------
              Total liabilities and stockholder's equity               $    527,614      $    524,080
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                    DECEMBER 31,
                                                            --------------------------      --------------------------
                                                               2000            1999            2000            1999
                                                            ----------      ----------      ----------      ----------

Revenues                                                    $  202,710      $  185,976      $  423,298      $  339,978
Cost of goods sold                                             189,192         161,749         384,812         293,798
Non-cash ESOP compensation                                         265             130             420             260
Depreciation and amortization                                    6,134           5,950          12,256          11,813
                                                            ----------      ----------      ----------      ----------
   Gross profit                                                  7,119          18,147          25,810          34,107

Selling, general and administrative expenses                     2,403           2,432           5,049           4,422
                                                            ----------      ----------      ----------      ----------
        Income from operations                                   4,716          15,715          20,761          29,685

Interest expense                                                 9,598           9,544          19,348          19,311

Other income (expense):
        Non-cash change in fair value of derivatives               216              --            (148)             --
        Other, net                                                 178            (179)            255             (77)
                                                            ----------      ----------      ----------      ----------
                                                                   394            (179)            107             (77)

      Income (loss) before income taxes                         (4,488)          5,992           1,520          10,297
      and cumulative effect of accounting change

Provision (benefit) for income taxes                              (458)          2,974           2,236           5,310
                                                            ----------      ----------      ----------      ----------

      Cumulative effect of accounting
      change (net of $221 income tax benefit)                                                     (410)

        Net income (loss)                                   $   (4,030)     $    3,018      $   (1,126)     $    4,987
                                                            ==========      ==========      ==========      ==========

Basic income (loss) per share

      Income before cumulative effect of                    $   (11.41)     $     6.09      $    (5.02)     $    10.12
      accounting change
      Cumulative effect of accounting change                        --              --            (.80)             --
                                                            ----------      ----------      ----------      ----------
      Income (loss) per share                               $   (11.41)           6.09      $    (5.82)          10.12

Weighted average shares outstanding - basic                    516,945         495,278         514,445         492,778
                                                            ==========      ==========      ==========      ==========

Diluted income per share

      Income before cumulative effect of                    $   (11.41)     $     6.01      $    (5.02)     $      9.99
      accounting change
      Cumulative effect of accounting change                        --              --            (.80)             --
                                                            ----------      ----------      ----------      ----------
      Income (loss) per share                               $   (11.41)     $     6.01      $    (5.82)     $     9.99

Weighted average shares outstanding - diluted                  516,945         501,939         514,445         499,439
                                                            ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------      ----------
Cash flows from operating activities:
      Net income (loss)                                                $   (1,126)     $    4,987
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation of fixed assets                                          9,965           9,411
      Amortization of goodwill and other assets                             2,292           2,400
      Amortization of debt issue costs and deferred premium                 4,016           3,624
      Earnings from limited partnership                                      (288)           (230)
      Deferred income taxes                                                  (573)         (1,753)
      Non-cash ESOP compensation                                              420             260
      Non-cash change in fair value of derivatives                            780              --
      Change in:
         Accounts receivable                                              (14,630)        (10,969)
         Inventories                                                       (6,852)        (10,974)
         Other assets                                                      (3,909)          3,580
         Accounts payable                                                  (2,188)         14,059
         Accrued expenses                                                  (1,202)           (138)
      Distribution from limited partnership                                   325             150
                                                                       ----------      ----------
             Net cash provided (used) by operating activities             (12,970)         14,407

Cash flows from investing activities:
      Capital expenditures                                                 (6,800)         (5,844)
                                                                       ----------      ----------
             Net cash used in investing activities                         (6,800)         (5,844)

 Cash flows from financing activities:
      Change in bank overdraft                                                331           3,455
      Net borrowings (repayments) under revolver                           13,350          (2,000)
      Payments on long-term debt                                           (9,591)         (3,819)
      Payment of cash bonus plan                                             (213)         (3,834)
      Debt issuance costs                                                      --            (152)
      Issuance of treasury stock                                               72              --
      Reduction in note receivable from ESOP                                1,000           1,000
                                                                       ----------      ----------
      Net cash provided (used) by financing activities                      4,949          (5,350)
                                                                       ----------      ----------

Net increase (decrease) in cash and cash equivalents                      (14,821)          3,213
Cash and cash equivalents, at beginning of period                          14,929             103
                                                                       ----------      ----------

Cash and cash equivalents, at end of period                            $      108      $    3,316
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

         GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the interim period ended December 31, 2000. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

EARNINGS PER SHARE

         The basic and diluted weighted average shares outstanding used in the computation of earnings (loss) per share are net of 10,000 and 30,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of December 31, 2000 and 1999, respectively. For the three and six months ended December 31, 2000, earnings (loss) used in calculating the basic and diluted earnings (loss) per share has been reduced by $1,870,000 which reflects the increase in the market value of shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. The effect of unallocated ESOP shares and stock options was antidilutive for the three and six months ended December 31, 2000 and therefore was excluded from the diluted earnings (loss) per share calculation.

2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                                                DECEMBER 31,       JUNE 30,
                                                                    2000             2000
                                                                ------------     ------------

         Finished goods                                         $     24,537     $     18,505
         Raw materials                                                17,006           15,915
         Chemicals and supplies                                        1,266            1,537
                                                                ------------     ------------
                                                                $     42,809     $     35,957
                                                                ============     ============

OTHER CURRENT ASSETS:
                                                                DECEMBER 31,       JUNE 30,
                                                                    2000             2000
                                                                ------------     ------------

         Catalyst Inventory                                     $      7,374     $      7,402
         Deferred turnaround costs                                     3,580              452
         Prepaid and other                                             2,754            3,544
                                                                ------------     ------------
                                                                $     13,708     $     11,398
                                                                ============     ============

PROPERTY, PLANT AND EQUIPMENT:
                                                                DECEMBER 31,       JUNE 30,
                                                                    2000             2000
                                                                ------------     ------------

         Chemical plants                                        $    296,662     $    295,124
         Construction in progress                                     14,373            9,233
         Other                                                         5,714            5,592
                                                                ------------     ------------
                                                                     316,749          309,949
         Less accumulated depreciation, depletion
               and amortization                                      100,397           90,432
                                                                ------------     ------------
                                                                $    216,352     $    219,517
                                                                ============     ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                                DECEMBER 31,       JUNE 30,
                                                                    2000             2000
                                                                ------------     ------------

         Accrued interest                                       $     13,481     $     13,780
         Property and sales taxes                                      3,802            2,218
         Federal and state taxes                                          --              639
         Other                                                         1,914            2,192
                                                                ------------     ------------
                                                                $     19,197     $     18,829
                                                                ============     ============

LONG TERM DEBT:
                                                                DECEMBER 31,       JUNE 30,
                                                                    2000             2000
                                                                ------------     ------------

         Bank Credit Agreement:
              Term A Loan                                       $     10,495     $     14,402
              Term B Loan                                             35,736           40,421
              ESOP Loan                                                1,000            2,000
              Revolving Credit Loans                                  15,000            1,650
         Senior Subordinated Notes                                   225,000          225,000
         Discount Notes                                               54,005           50,590
         Deferred premium on Senior Subordinated Notes                 1,768            1,928
                                                                ------------     ------------
                                                                     343,004          335,991
         Less current maturities                                       6,798            8,086
                                                                ------------     ------------
         Long-term debt                                         $    336,206     $    327,905
                                                                ============     ============

         The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.5% and 3.0% for Term A and Term B, respectively at December 31, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.5% at December 31, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Facility.

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

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

         A bill has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA") beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

4.       ACCOUNTING CHANGE

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all transactions covered by the SFAS on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle net of tax. The cumulative effect on earnings is a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2000
                                 (in thousands)

                                                              Parent        Guarantor   Non-Guarantors    Eliminations     Total
ASSETS
Current assets:
      Cash and cash equivalents                             $              $        2     $      106     $              $      108
      Accounts receivable - trade                                                             78,865                        78,865
      Inventories                                                                             42,809                        42,809
      Investment in land held for sale                                                         1,068                         1,068
      Other current assets                                        (170)           (10)        13,708            180         13,708
                                                            ----------     ----------     ----------     ----------     ----------
          Total current assets                                    (170)            (8)       136,556                       136,558

Property, plant and equipment, net                                                           216,352                       216,352
Investments in land held for sale                                                                990                           990
Investment in and advances to limited partnership                                              2,732                         2,732
Goodwill, net                                                                                162,686                       162,686
Other assets, net of accumulated amortization                      377                         8,099           (180)         8,296
Consolidated subsidiaries                                       81,770         81,769                      (163,539)            --
                                                            ----------     ----------     ----------     ----------     ----------
          Total assets                                      $   81,977     $   81,761     $  527,415     $ (163,539)    $  527,614
                                                            ==========     ==========     ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                        $              $              $    7,477     $              $    7,477
      Accounts payable - trade                                                                69,587                        69,587
      Accrued expenses                                                                        19,197                        19,197
      Current portion of long-term debt                                                        6,798                         6,798
                                                            ----------     ----------     ----------     ----------     ----------
          Total current liabilities                                                          103,059                       103,059

Revolving line of credit                                                                      15,000                        15,000
Long-term debt                                                  54,005                       267,201                       321,206
Deferred income taxes                                           (7,515)                       60,377                        52,862

Common stock held by the ESOP                                   15,300                                                      15,300
Less: unearned compensation                                     (1,530)                                                     (1,530)

Stockholders' equity:
      Partners' equity                                                                        82,778        (82,778)
      Common Stock                                                   5                                                           5
      Additional paid in capital                                37,831         75,805                       (75,805)        37,831
      Treasury stock                                              (188)                                                       (188)
      Accumulated deficit                                      (15,931)         5,956                        (5,956)       (15,931)
      Note receivable from ESOP                                                               (1,000)         1,000             --
                                                            ----------     ----------     ----------     ----------     ----------
          Total stockholders' equity                            21,717         81,761         81,778        163,539         21,717
                                                            ----------     ----------     ----------     ----------     ----------
              Total liabilities and stockholders' equity    $   81,977     $   81,761     $  527,415     $  163,539     $  527,614
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
                                                            ==========     ==========    ==========     ==========     ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                       Six Months Ended December 31, 2000
                                 (in thousands)

                                                        Parent       Guarantor   Non-Guarantors    Eliminations     Total
Revenues                                              $              $              $  423,298     $              $  423,298
Cost of goods sold                                                                     384,812                       384,812
Non-cash ESOP compensation                                                                 420                           420
Depreciation and amortization                                                           12,256                        12,256
                                                                                    ----------                    ----------
      Gross profit                                                                      25,810                        25,810
Selling, general and administrative expenses                  16              8          5,024                         5,049
                                                      ----------     ----------     ----------     ----------     ----------
           Income (loss) from operations                     (16)            (8)        20,786                        20,761
Interest expense                                           3,442                        15,906                        19,348
Other income (expense):
      Other, net                                                                           107                           107

                                                      ----------     ----------     ----------     ----------     ----------
           Income (loss) before income taxes              (3,458)            (8)         4,987                         1,520
           and cumulative effect of
           accounting change
      Provision (benefit) for income taxes                  (573)                        2,810                         2,236
Equity in net income of subsidiaries                       1,759          1,767                        (3,526)
Cumulative effect of accounting change,
     (net of tax of  $221 income tax benefit)                                             (410)                         (410)
                                                      ----------     ----------     ----------     ----------     ----------
           Net income (loss)                          $   (1,126)    $    1,759     $    1,767     $              $   (1,126)
                                                      ==========     ==========     ==========     ==========     ==========

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                       Six Months Ended December 31, 1999
                                 (in thousands)

                                                        Parent       Guarantor   Non-Guarantors    Eliminations     Total
Revenues                                              $              $             $  339,978     $              $  339,978
Cost of goods sold                                                                    293,798                       293,798
Non-cash ESOP compensation                                                                260                           260
Depreciation and amortization                                                          11,813                        11,813
                                                                                   ----------                    ----------
      Gross profit                                                                     34,107                        34,107
Selling, general and administrative expenses                  (2)                       4,420                         4,422
                                                      ----------     ----------    ----------     ----------     ----------
           Income (loss) from operations                      (2)                      29,687                        29,685
Interest expense                                           3,024                       16,287                        19,311
Other income (expense)                                                                    (77)                          (77)
                                                      ----------     ----------    ----------     ----------     ----------
           Income (loss) before income taxes              (3,026)                      13,323                        10,297
Provision (benefit) for income taxes                      (1,047)                       6,357                         5,310
Equity in net income of subsidiaries                       6,966          6,966                      (13,932)
                                                      ----------     ----------    ----------     ----------     ----------
           Net income                                 $    4,987     $    6,966    $    6,966     $  (13,932)    $    4,987
                                                      ==========     ==========    ==========     ==========     ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 2000
                                 (in thousands)

                                                             Parent       Guarantor   Non-Guarantors    Eliminations     Total
Cash flows from operating activities:
      Net income (loss)                                    $   (1,126)    $    1,759    $    1,767     $   (3,526)    $   (1,126)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                           9,965                         9,965
      Amortization of goodwill and other assets                                              2,292                         2,292
      Amortization of debt issue costs                          3,415                          601                         4,016
      Loss on disposal of non-plant assets                                                                                  (288)
      Earnings from limited partnership                                                       (288)                         (573)
      Deferred income taxes                                        56                         (629)                          420
      Non-cash ESOP compensation                                                               420
      Non-cash change in fair value of derivative                                              780                           780
      Change in:
         Accounts receivable                                                               (14,630)                      (14,630)
         Inventories                                                                        (6,852)                       (6,852)
         Other assets                                             912                       (4,821)                       (3,909)
         Accounts payable, accrueds and other                  (1,570)                      (1,820)                       (3,390)
      Distribution from limited partnership                                                    325                           325
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash provided (used) by                        1,687          1,759       (12,890)                      (12,970)
             operating activities
Cash flows from investing activities:
      Capital expenditures                                                                  (6,800)                       (6,800)
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash used in investing activities                                          (6,800)                       (6,800)

 Cash flows from financing activities:
      Change in bank overdraft                                                                 331                           331
      Net repayments under revolver                                                         13,350                        13,350
      Payments on long-term debt                                                            (9,591)                       (9,591)
      Payment of cash bonus plan                                                              (213)                         (213)
      Issuance of treasury stock                                   72                                                         72
      Reduction in note receivable from ESOP                                                 1,000                         1,000
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash provided (used) by
              financing activities                                 72                       (4,877)                        4,949
                                                           ----------     ----------    ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents            1,759          1,759       (14,813)                      (14,821)
Cash and cash equivalents, at beginning of period                                 10        14,919                        14,929
                                                           ----------     ----------    ----------     ----------     ----------
Cash and cash equivalents, at end of period                $    1,759     $    1,769    $      106     $    3,526     $      108
                                                           ==========     ==========    ==========     ==========     ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 1999
                                 (in thousands)

                                                             Parent       Guarantor   Non-Guarantors    Eliminations     Total
Cash flows from operating activities:
      Net income (loss)                                    $    4,987     $    6,966    $    6,966     $  (13,932)    $    4,987
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                           9,411                         9,411
      Amortization of goodwill and other assets                                              2,400                         2,400
      Amortization of debt issue costs                          3,024                          600                         3,624
      Earnings from limited partnership                                                       (230)                         (230)
      Deferred income taxes                                    (1,047)                        (706)                       (1,753)
      Non-cash ESOP compensation                                                               260                           260
      Change in:
         Accounts receivable                                                               (10,969)                      (10,969)
         Inventories                                                                       (10,974)                      (10,974)
         Other assets                                                                        3,580                         3,580
         Accounts payable, accrueds and other                       2                       13,919                        13,921
      Distribution from limited partnership                                                    150                           150
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash provided by operating activities          6,966          6,966        14,407        (13,932)        14,407

Cash flows from investing activities:
      Capital expenditures                                                                  (5,844)                       (5,844)
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash used in investing activities                                          (5,844)                       (5,844)

 Cash flows from financing activities:
      Change in bank overdraft                                                               3,455                         3,455
      Net repayments under revolver                                                         (2,000)                       (2,000)
      Payments on long-term debt                                                            (3,819)                       (3,819)
      Payment of cash bonus plan                                                            (3,834)                       (3,834)
      Debt issuance costs                                                                     (152)                         (152)
      Reduction in note receivable from ESOP                                                 1,000                         1,000
                                                           ----------     ----------    ----------     ----------     ----------
             Net cash used in financing activities                                          (5,350)                       (5,350)
                                                           ----------     ----------    ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents            6,966          6,966         3,213        (13,932)         3,213
Cash and cash equivalents, at beginning of period                                              103                           103
                                                           ----------     ----------    ----------     ----------     ----------
Cash and cash equivalents, at end of period                $    6,966     $    6,966    $    3,316     $  (13,932)    $    3,316
                                                           ==========     ==========    ==========     ==========     ==========

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

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Seven other states (Arizona, Connecticut, Maine, Minnesota, Nebraska, New York and South Dakota) have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb. If MTBE is found at levels exceeding 13 ppb, it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below 13 ppb. In addition, a bill has been introduced in Congress to eliminate the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee (CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

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

REVENUES

         The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three and six months ended December 31, 2000 and 1999, respectively.

Revenues
                                             THREE MONTHS ENDED                                 SIX MONTHS ENDED
                                                 DECEMBER 31,                                     DECEMBER 31,
                                ---------------------------------------------     ---------------------------------------------
                                        2000                     1999                     2000                     1999
                                --------------------     --------------------     --------------------     --------------------
                                                                     (DOLLARS IN MILLIONS)
Butadiene                       $   44.6          22%    $   31.9          17%    $   88.9          21%    $   58.1          17%
Fuel Products(1)                   112.4          55        115.1          62        242.1          57        213.3          63
Specialty Products(2)               40.4          20         35.4          19         82.4          19         61.6          18
Other(3)                             5.3           3          3.6           2          9.9           3          7.0           2
                                --------    --------     --------    --------     --------    --------     --------    --------
Total                           $  202.7         100%    $  186.0         100%    $  423.3         100%    $  340.0         100%
                                ========    ========     ========    ========     ========    ========     ========    ========

----------

(1)  Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes
                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                           DECEMBER 31,             DECEMBER 31,
                                      ---------------------     ---------------------
                                        2000         1999         2000         1999
                                      --------     --------     --------     --------
                                         (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                196.8        221.8        414.0        428.7
Fuel Products(1)                         111.3        139.4        221.8        266.8
Specialty Products                       147.6        161.5        308.0        292.0

----------

(1)  Volumes in millions of gallons. Includes 88.3 millions, 133.6 million,
     183.1 million and 250.4 million gallons of MTBE sales, of which 39.3 million, 47.1 million, 68.4 million and 79.3 million gallons were of finished MTBE purchased for resale for the three and six months ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.

                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         DECEMBER 31,                             DECEMBER 31,
                                            -------------------------------------     -------------------------------------
                                                  2000                 1999                 2000                 1999
                                            ----------------     ----------------     ----------------     ----------------
                                                                         (DOLLARS IN MILLIONS)
Revenues                                    $202.7       100%    $186.0       100%    $423.3       100%    $340.0       100%
Cost of goods sold                           189.2        93      161.8        87      384.8        91      293.8        86
Non-cash ESOP compensation                      .3        --        0.1        --         .4        --        0.3        --
Depreciation and amortization                  6.1         3        6.0         3       12.3         3       11.8         4
                                            ------    ------     ------    ------     ------    ------     ------    ------
      Gross profit                             7.1         4       18.1        10       25.8         6       34.1        10
Selling, general and administrative            2.4         1        2.4         1        5.0         1        4.4         1
                                            ------    ------     ------    ------     ------    ------     ------    ------
      Income from operations                $  4.7         2%    $ 15.7         9%    $ 20.8         5%    $ 29.7         9%
                                            ======    ======     ======    ======     ======    ======     ======    ======

Three months ended December 31, 2000 compared to the three months ended December 31, 1999

         REVENUES

         The Company's revenues increased by approximately 9%, or $16.7 million, to $202.7 million for the three months ended December 31, 2000 from $186.0 million for the three months ended December 31, 1999. Butadiene sales revenues increased during the current quarter due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values and limited domestic supply. Sales revenues for fuel products decreased slightly from the prior year quarter primarily as a result of lower MTBE sales volumes. MTBE sales volumes declined due to lower production volumes as a result of a planned maintenance turnaround that was extended due to unfavorable economics. Specialty isobutylenes sale revenues increased over the prior year quarter due to higher sales prices. Sales prices for specialty n-butylene and isobutylenes were higher as a result of increases in raw material costs.

         GROSS PROFIT

         Gross profit decreased by approximately 61%, or $11.0 million, to $7.1 million for the three months ended December 31, 2000 from $18.1 million for the three months ended December 31, 1999. Gross margin during this quarter decreased to 4% from 10%. Lower butadiene sales volumes and lower product margins on MTBE and specialty isobutylenes contributed to reduced profits. Margins were negatively impacted by higher energy and raw material costs.

         INCOME FROM OPERATIONS

         Income from operations decreased by approximately 70%, or $11 million, to $4.7 million for the three months ended December 31, 2000 from $15.7 million for the three months ended December 31, 1999. Operating margin during this period decreased to 2% from 9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. Selling, general and administrative costs remained unchanged over prior year.

Six months ended December 31, 2000 compared to the six months ended December 31, 1999

         REVENUES

         The Company's revenues increased by approximately 25%, or $83.3 million, to $423.3 million for the six months ended December 31, 2000 from $340.0 million for the six months ended December 31, 1999. Butadiene sales revenues increased during the current period due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values and limited domestic supply. Sales revenues for fuel products increased compared to prior year period due to higher butene-2 sales volumes, the introduction of alkylate sales and higher average MTBE sales prices which offset lower sales volumes. Butene-2 sales volumes increased due to higher production rates. MTBE sales prices increased as a result of higher gasoline and crude oil prices. Sales revenues for speciality products increased 34% during the current period due to higher sales prices and higher speciality isobutylene sales volumes. Sales prices increased as a result of higher raw material costs, while sales volumes were higher due to an increase in customer demand.

         GROSS PROFIT

         Gross profit decreased by approximately 24%, or $8.3 million, to $25.8 million for the six months ended December 31, 2000 from $34.1 million for the six months ended December 31, 1999. Gross margin during this period decreased to 6% from 10%. Lower butadiene sales volumes and lower product margins on MTBE and specialty isobutylenes contributed to reduced profits. Margins were negatively impacted by higher energy and raw material costs.

         INCOME FROM OPERATIONS

         Income from operations decreased by approximately 30%, or $8.9 million, to $20.8 million for the six months ended December 31, 2000 from $29.7 million for the six months ended December 30, 1998. Operating margin during this period decreased to 5% from 9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs increased due to higher consulting expenses and MTBE advocacy costs.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Six months ended December 31, 2000 compared to the six months ended December 31, 1999

         Net cash used in operating activities was $13.0 million for the six months ended December 31, 2000 compared to $14.4 million net cash provided for the six months ended December 31, 1999. The decrease of $27.4 million was primarily attributable to reduced net income and changes in working capital. Net cash used in investing activities was $6.8 million for the six months ended December 31, 2000 compared to $5.8 million for the six months ended December 31, 1999. The increase of $1.0 million was attributable to higher capital expenditures. Net cash provided by financing activities was $4.9 million for the six months ended December 31, 2000 compared to $5.4 million net cash used for the six months ended December 31 1999. The increase of $10.3 million net cash provided was attributable to net borrowings under the revolver credit facility.

   LIQUIDITY

         The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $25 million was available at December 31, 2000, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.

   CAPITAL EXPENDITURES

         The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for six months ended December 31, 2000 were $6.8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant quantitative or qualitative changes during the second fiscal quarter of 2001 in the Company's risk sensitive instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three months ended December 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                   (Registrant)




Dated: February 14, 2001                By:             Carl S. Stutts
                                           -------------------------------------
                                                          (Signature)
                                                        Carl S. Stutts
                                                   Executive Vice President,
                                                    Chief Financial Officer