Form 10-Q
period 2001-03-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2001-05-15
CIK 1019101

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

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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
    The number of shares of common stock of the registrant outstanding as of May 15, 2001 is 529,445.

         -------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of March 31, 2001 and June 30, 2000                                     1

     Consolidated Statement of Operations for the three and nine months ended
        March 31, 2001 and 2000                                                                            2
     Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2001 and 2000                                                                            3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        18

                                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 18
Item 6. Exhibits and Reports on Form 8-K                                                                  18
Signature                                                                                                 19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  MARCH 31,            JUNE 30,
                                                                                    2001                 2000
                                                                                  ---------           ---------
                      ASSETS
Current assets:
      Cash and cash equivalents                                                   $     125           $  14,929
      Accounts receivable - trade                                                    75,934              64,235
      Inventories                                                                    43,664              35,957
      Investment in land held for sale                                                 --                 1,068
      Other current assets                                                           14,926              11,398
                                                                                  ---------           ---------
          Total current assets                                                      134,649             127,587

Property, plant and equipment, net                                                  214,709             219,517
Investments in land held for sale                                                       990                 990
Investment in and advances to limited partnership                                     2,667               2,769
Goodwill, net                                                                       161,541             164,978
Other assets, net of accumulated amortization                                         7,388               8,239
                                                                                  ---------           ---------
          Total assets                                                            $ 521,944           $ 524,080
                                                                                  =========           =========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Bank overdraft                                                              $   5,396           $   7,146
      Accounts payable - trade                                                       64,782              71,775
      Accrued expenses                                                               12,398              18,829
      Current portion of cash bonus plan                                               --                   213
      Current portion of long-term debt                                               6,497               8,086
                                                                                  ---------           ---------
          Total current liabilities                                                  89,073             106,049

Revolving line of credit                                                             23,900               1,650
Long-term debt                                                                      321,399             326,255
Deferred income taxes                                                                50,999              55,005
Commitments and contingencies (Note 3)

Common Stock held by the ESOP                                                        15,300              13,100
Less: unearned compensation                                                            (765)             (2,620)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 shares non-voting authorized, 529,445 voting
         shares issued and outstanding                                                    5                   5
      Additional paid in capital                                                     38,096              37,408
      Treasury Stock                                                                   (188)               (257)
      Accumulated deficit                                                           (15,875)            (12,515)
                                                                                  ---------           ---------
          Total stockholder's equity                                                 22,038              24,641
                                                                                  ---------           ---------
              Total liabilities and stockholder's equity                          $ 521,944           $ 524,080
                                                                                  =========           =========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        MARCH 31,                            MARCH 31,
                                                             ----------------------------          ----------------------------
                                                                2001               2000              2001                2000
                                                             ---------           --------          ---------           --------
Revenues                                                     $ 221,273           $192,580          $ 644,571           $532,558
Cost of goods sold                                             202,761            170,590            587,573            464,388
Non-cash ESOP compensation                                         265                155                685                415
Depreciation and amortization                                    6,152              5,955             18,408             17,768
                                                             ---------           --------          ---------           --------
   Gross profit                                                 12,095             15,880             37,905             49,987

Selling, general and administrative expenses                     2,338              1,943              7,387              6,365
                                                             ---------           --------          ---------           --------
        Income from operations                                   9,757             13,937             30,518             43,622

Interest expense                                                10,020              9,750             29,368             29,061

Other income (expense):
   Non-cash change in fair value of derivatives                    871               --                  723               --
   Loss on sale of investment in land held for sale               (327)              --                 (327)              --
   Other, net                                                      182                 78                437                  1
                                                             ---------           --------          ---------           --------
                                                                   726                 78                833                  1

        Income before income taxes
        and cumulative effect of accounting
        change                                                     463              4,265              1,983             14,562

Provision for income taxes                                         143              2,353              2,379              7,663
                                                             ---------           --------          ---------           --------

   Cumulative effect of accounting change
        (net of $221 income tax benefit)                          --                 --                 (410)              --

        Net income (loss)                                    $     320           $  1,912          $    (806)          $  6,899
                                                             =========           ========          =========           ========

Basic income (loss) per share

        Income (loss) before cumulative                      $   (2.97)          $   3.81          $   (4.38)          $  13.90
        effect of accounting change
        Cumulative effect of accounting
        change                                                    --                 --                 (.79)              --
                                                             ---------           --------          ---------           --------
        Income (loss) per share                              $   (2.97)          $   3.81          $   (5.17)          $  13.90

Weighted average shares outstanding - basic                    521,945            501,445            516,945            496,195
                                                             =========           ========          =========           ========

Diluted income (loss) per share

        Income (loss) before cumulative                      $   (2.89)          $   3.75          $   (4.27)          $  13.68
        effect of accounting change
        Cumulative effect of accounting
        change                                                    --                 --                 (.79)              --
                                                             ---------           --------          ---------           --------
        Income (loss) per share                              $   (2.89)          $   3.75          $   (5.06)          $  13.68

Weighted average shares outstanding                            536,116            509,724            531,116            504,474
                                                             =========           ========          =========           ========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ---------------------------
                                                                         2001                2000
                                                                       --------           --------
Cash flows from operating activities:
      Net income                                                       $   (806)          $  6,899
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation of fixed assets                                       14,971             14,160
      Amortization of goodwill and other assets                           3,437              3,608
      Amortization of debt issue costs and deferred premium               6,177              5,537
      Earnings from limited partnership                                    (423)              (249)
      Loss on sale of investment in land held for sale                      327               --
      Deferred income taxes                                              (1,762)            (2,844)
      Non-cash ESOP compensation                                            685                415
      Non-cash change in fair value of derivatives                          (92)              --
      Change in:
         Accounts receivable                                            (11,699)           (10,941)
         Inventories                                                     (7,707)           (11,681)
         Other assets                                                    (3,446)             6,534
         Accounts payable                                                (6,993)             8,219
         Accrued expenses                                                (8,992)            (7,834)
      Distribution from limited partnership                                 525                350
                                                                       --------           --------
             Net cash provided (used) by operating activities           (15,798)            12,173

Cash flows from investing activities:
      Capital expenditures                                              (10,163)           (14,908)
      Proceeds from sale of investment in land held for sale                741               --
                                                                       --------           --------
             Net cash used in investing activities                       (9,422)           (14,908)

 Cash flows from financing activities:
      Change in bank overdraft                                           (1,750)             6,029
      Net borrowings (repayments) under revolver                         22,250             11,100
      Payments on long-term debt                                        (11,443)            (5,730)
      Payment of cash bonus plan                                           (213)            (5,781)
      Debt issuance costs                                                  --                 (152)
      Issuance of treasury stock                                             72               --
      Reduction in note receivable from ESOP                              1,500              1,500
                                                                       --------           --------
             Net cash provided by financing activities                   10,416              6,966
                                                                       --------           --------

Net increase (decrease) in cash and cash equivalents                    (14,804)             4,231
Cash and cash equivalents, at beginning of period                        14,929                103
                                                                       --------           --------

Cash and cash equivalents, at end of period                            $    125           $  4,334
                                                                       ========           ========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as (the "Company"). The Company through its facility in Houston, Texas is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate used as an octane enhancer and clean gasoline component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

      GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the interim period ended March 31, 2001. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

EARNINGS PER SHARE

      The basic and diluted weighted average shares outstanding used in the computation of earnings per share are net of 5,000 and 25,000 shares held by the Employee Stock Ownership Plan that are not allocated to employees as of March 31, 2001 and 2000, respectively. For the three and nine months ended March 31, 2001, earnings used in calculating the basic and diluted earnings per share has been reduced by $1,870,000 which reflects the increase in the market value of shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. The diluted weighted average shares outstanding for the three and nine months ended March 31, 2001 and 2000 includes the diluted effect of stock options outstanding of 14,171 and 8,279 shares, respectively.

2.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                                               MARCH 31,         JUNE 30,
                                                                                 2001              2000
                                                                             ----------         ----------
         Finished goods                                                      $   24,155         $   18,505
         Raw materials                                                           17,994             15,915
         Chemicals and supplies                                                   1,515              1,537
                                                                             ----------         ----------
                                                                             $   43,664         $   35,957
                                                                             ==========         ==========

OTHER CURRENT ASSETS:

                                                                               MARCH 31,         JUNE 30,
                                                                                 2001              2000
                                                                             ----------         ----------
         Catalyst Inventory                                                  $    6,245         $    7,402
         Deferred turnaround costs                                                3,774                452
         Prepaid and other                                                        4,907              3,544
                                                                             ----------         ----------
                                                                             $   14,926         $   11,398
                                                                             ==========         ==========


PROPERTY, PLANT AND EQUIPMENT:

                                                                               MARCH 31,         JUNE 30,
                                                                                 2001              2000
                                                                             ----------         ----------
         Chemical plants                                                     $   299,457        $   295,124
         Construction in progress                                                 14,893              9,233
         Other                                                                     5,762              5,592
                                                                             -----------        -----------
                                                                                 320,112            309,949
         Less accumulated depreciation, depletion
               and amortization                                                  105,403             90,432
                                                                             -----------        -----------
                                                                             $   214,709        $   219,517
                                                                             ===========        ===========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:

                                                                               MARCH 31,         JUNE 30,
                                                                                 2001              2000
                                                                             ----------         ----------
         Accrued interest                                                    $    6,344         $   13,780
         Property and sales taxes                                                 1,072              2,218
         Federal and state taxes                                                    898                639
         Other                                                                    4,084              2,192
                                                                             ----------         ----------
                                                                             $   12,398         $   18,829
                                                                             ==========         ==========


LONG TERM DEBT:

                                                                               MARCH 31,         JUNE 30,
                                                                                 2001              2000
                                                                             ----------         ----------
         Bank Credit Agreement:
              Term A Loan                                                    $     9,366        $    14,402
              Term B Loan                                                         35,516             40,421
              ESOP Loan                                                              500              2,000
              Revolving Credit Loans                                              23,900              1,650
         Senior Subordinated Notes                                               225,000            225,000
         Discount Notes                                                           55,827             50,590
         Deferred premium on Senior Subordinated Notes                             1,687              1,928
                                                                             -----------        -----------
                                                                                 351,796           335,991
         Less current maturities                                                   6,497              8,086
                                                                             -----------        -----------
         Long-term debt                                                      $   345,299        $   327,905
                                                                             ===========        ===========

      The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.5% and 3.0% for Term A and Term B, respectively at March 31, 2001) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.5% at March 31, 2001). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Senior Subordinated Notes and the Discount Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Facility. During March 2001 the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

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

      ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations air emissions, for wastewater discharges, and solid and hazardous waste disposal, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations.

    The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. EPA filed a complaint with respect to this NOV. The EPA, the Department of Justice, and the Company have tentatively agreed to a settlement of all issues covered by the NOV and the complaint. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flow.

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

     Bills have been introduced in Congress to reduce or ban the use of MTBE nationwide and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA"). The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                 Texas Petrochemical Holdings, Inc.
                                                Supplemental Combining Balance Sheet
                                                           March 31, 2001
                                                           (in thousands)

                                                        Parent        Guarantor    Non-Guarantors     Eliminations       Total
                                                      ----------      ---------    --------------     ------------       -----
ASSETS
Current assets:
      Cash and cash equivalents                       $               $        2      $     123        $                $     125
      Accounts receivable - trade                                                        75,934                            75,934
      Inventories                                                                        43,664                            43,664
      Investment in land held for sale                                                     --                                --
      Other current assets                                                   (10)        15,114              (178)         14,926
                                                      ----------      ----------      ---------        ----------       ---------
          Total current assets                                                (8)       134,835              (178)        134,649

Property, plant and equipment, net                                                      214,709                           214,709
Investments in land held for sale                                                           990                               990
Investment in and advances to limited partnership                                         2,667                             2,667
Goodwill, net                                                                           161,541                           161,541
Other assets, net of accumulated amortization                179                          7,023               186           7,388
Consolidated subsidiaries                                 84,016          84,016           --            (168,032)           --
                                                      ----------      ----------      ---------        ----------       ---------
          Total assets                                $   84,195      $   84,008      $ 521,765        $  168,024       $ 521,944
                                                      ==========      ==========      =========        ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                  $               $               $   5,396        $                $   5,396
      Accounts payable - trade                                                           64,782                            64,782
      Payable to affiliate                                                                  898              (898)           --
      Accrued expenses                                                                   11,500               898          12,398
      Current portion of long-term debt                                                   6,497                             6,497
                                                      ----------      ----------      ---------        ----------       ---------
          Total current liabilities                                                      89,073                            89,073

Revolving line of credit                                                                 23,900                            23,900
Long-term debt                                            55,827                        265,572                           321,399
Deferred income taxes                                     (8,705)                        59,704                            50,999

Common stock held by the ESOP                             15,800                           (500)                           15,300
Less: unearned compensation                                 (765)                                                            (765)

Stockholders' equity:
      Partners' equity                                                                   84,016           (84,016)
      Common Stock                                             5                                                                5
      Additional paid in capital                          38,096          77,465                          (77,465)         38,096
      Treasury stock                                        (188)                                                            (188)
      Accumulated deficit                                (15,875)          6,543                           (6,543)        (15,875)
                                                      ----------      ----------      ---------        ----------       ---------
          Total stockholders' equity                      22,038          84,008         84,016           168,024          22,038
                                                      ----------      ----------      ---------        ----------       ---------
              Total liabilities and stockholders'
                 equity                               $   84,195      $   84,008      $ 521,765        $  168,024       $ 521,944
                                                      ==========      ==========      =========        ==========       =========

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
                                                     =========     =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                 $             $    --          $   7,146       $    --          $   7,146
      Accounts payable - trade                                                         71,775                           71,775
      Payable to affiliate                                                10              639            (649)            --
      Accrued expenses                                                                 18,190             639           18,829
      Current portion of cash bonus plan                                                  213                              213
      Current portion of long-term debt                                                 8,086                            8,086
                                                     ---------     ---------        ---------       ---------        ---------
          Total current liabilities                                       10          106,049             (10)         106,049

Revolving line of credit                                                                1,650                            1,650
Long-term debt                                          50,590                        275,665                          326,255
Cash bonus plan                                                                                                           --
Deferred income taxes                                   (6,939)                        61,944                           55,005

Common stock held by the ESOP                           13,100                                                          13,100
Less: unearned compensation                             (2,620)                                                         (2,620)

Stockholders' equity:
      Common Stock                                           5                          4,162          (4,162)               5
      Additional paid in capital                        37,408        74,782           72,620        (147,402)          37,408
      Treasury stock                                      (257)                                                           (257)
      Accumulated deficit                              (12,515)        3,809            3,809          (7,618)         (12,515)
      Note receivable from ESOP                                                        (2,000)          2,000
                                                     ---------     ---------        ---------       ---------        ---------
          Total stockholders' equity                    24,641        78,591           78,591        (157,182)          24,641
                                                     ---------     ---------        ---------       ---------        ---------
              Total liabilities and stockholders'
                 equity                              $  78,772     $  78,601        $ 523,899       $(157,192)       $ 524,080
                                                     =========     =========        =========       =========        =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                   Texas Petrochemical Holdings, Inc.
                                              Supplemental Combining Statement of Income
                                                     Nine Months Ended March 31, 2001
                                                              (in thousands)

                                                           Parent         Guarantor   Non-Guarantors    Eliminations      Total
                                                          ---------       ---------   --------------    ------------      -----
Revenues                                                  $                $              $ 644,571      $              $ 644,571
Cost of goods sold                                                                          587,573                       587,573
Non-cash ESOP compensation                                                                      685                           685
Depreciation and amortization                                                                18,408                        18,408
                                                                                         ---------                      ---------
      Gross profit                                                                          37,905                         37,905
Selling, general and administrative expenses                     23              8           7,356                          7,387
                                                          ---------        -------       ---------        -------       ---------
           Income (loss) from operations                        (23)            (8)         30,549                         30,518
Interest expense                                              5,278                         24,090                         29,368
Other income (expense):
      Other, net                                                                               833                            833

                                                          ---------        -------       ---------        -------       ---------
           Income before income taxes                        (5,301)            (8)          7,292                          1,983
           and cumulative effect of
           accounting change
      Provision (benefit) for income taxes                   (1,762)                         4,141                          2,379
Equity in net income of subsidiaries                          2,733          2,741                         (5,474)           --
Cumulative effect of accounting change,
     (net of tax of  $221 income tax benefit)                                                 (410)                          (410)
                                                          ---------        -------       ---------        -------       ---------
           Net income (loss)                              $    (806)       $ 2,733       $   2,741        $(5,474)      $    (806)
                                                          =========        =======       =========        =======       =========


                                                   Texas Petrochemical Holdings, Inc.
                                              Supplemental Combining Statement of Income
                                                   Nine Months Ended March 31, 2000
                                                           (in thousands)

                                                           Parent         Guarantor   Non-Guarantors    Eliminations     Total
                                                          --------        ---------   --------------    ------------     -----
Revenues                                                  $               $              $ 532,558       $               $532,558
Cost of goods sold                                                                         464,388                        464,388
Non-cash ESOP compensation                                                                     415                            415
Depreciation and amortization                                                               17,768                         17,768
                                                                                          --------                       --------
      Gross profit                                                                          49,987                         49,987
Selling, general and administrative
  expenses                                                       2                           6,363                          6,365
                                                          --------         -------        --------       --------        --------
           Income (loss) from operations                        (2)                         43,624                         43,622
Interest expense                                             4,636                          24,425                         29,061
Other income (expense)                                                                           1                              1
                                                          --------         -------        --------       --------        --------
           Income (loss) before income
             taxes                                          (4,638)                         19,200                         14,562
Provision (benefit) for income taxes                        (1,605)                          9,268                          7,663
Equity in net income of subsidiaries                         9,932           9,932                        (19,864)
                                                          --------         -------        --------       --------        --------
           Net income                                     $  6,899        $  9,932        $  9,932       $(19,864)       $  6,899
                                                          ========        ========        ========       =========       ========


                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                           Texas Petrochemical Holdings, Inc.
                                     Supplemental Combining Statement of Cash Flows
                                            Nine Months Ended March 31, 2001
                                                     (in thousands)

                                                   Parent       Guarantor  Non-Guarantors  Eliminations        Total
                                                  --------      ---------  --------------  ------------        -----
Cash flows from operating activities:
      Net income (loss)                           $   (806)      $2,733      $  2,741       $ (5,474)        $    (806)

      Adjustments to reconcile net income
         to net cash provided by operating
         activities:
      Depreciation of fixed assets                                             14,971                           14,971
      Amortization of goodwill and other
         assets                                                                 3,437                            3,437

      Amortization of debt issue costs               5,273                        904                            6,177

      Loss on disposal of land                                                   327                               327
      Earnings from limited partnership                                         (423)                             (423)
      Deferred income taxes                           (785)                      (977)                          (1,762)
      Non-cash ESOP compensation                                                  685                              685
      Non-cash change in fair value of
         derivative                                                               (92)                             (92)
      Change in:
         Accounts receivable                                                  (11,699)                         (11,699)
         Inventories                                                           (7,707)                          (7,707)
         Other assets                                  595                     (4,041)                          (3,446)
         Accounts payable, accrueds and
           other                                    (1,616)                   (14,369)                         (15,985)
      Distribution from limited
        partnership                                                               525                              525
                                                  --------       ------      --------        -------         ---------
             Net cash provided (used) by
             operating activities                    2,661        2,733       (15,718)        (5,474)          (15,798)

Cash flows from investing activities:
      Capital expenditures                                                    (10,163)                         (10,163)
      Proceeds from sale of land                                                  741                              741
                                                  --------       ------      --------        -------         ---------
             Net cash used in investing
               activities                                                      (9,422)                          (9,422)

 Cash flows from financing activities:
      Change in bank overdraft                                                 (1,750)                          (1,750)
      Net repayments under revolver                                            22,250                           22,250
      Payments on long-term debt                                              (11,443)                         (11,443)
      Payment of cash bonus plan                                                 (213)                            (213)
      Issuance of treasury stock                        72                                                          72
      Reduction in note receivable from
        ESOP                                                                    1,500                            1,500
                                                  --------       ------      --------        -------         ---------
             Net cash provided (used) by
              financing activities                      72                     10,344                           10,416
                                                  --------       ------      --------        -------         ---------

Net increase (decrease) in cash and cash
  equivalents                                        2,733        2,733       (14,796)        (5,474)         (14,804)
Cash and cash equivalents, at beginning of
  period                                                             10        14,919                           14,929
                                                  --------       ------      --------        -------         ---------
Cash and cash equivalents, at end of
  period                                          $  2,733       $2,743      $    123        $(5,474)        $     125
                                                  ========       ======      ========        =======         =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                                  Texas Petrochemical Holdings, Inc.
                                           Supplemental Combining Statement of Cash Flows
                                                   Nine Months Ended March 31, 2000
                                                            (in thousands)

                                                        Parent      Guarantor  Non-Guarantors  Eliminations   Total
                                                       ---------    ---------  --------------  ------------  --------
Cash flows from operating activities:
      Net income (loss)                                $   6,899      $ 9,932     $ 9,932      $ (19,864)    $  6,899
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                 14,160                      14,160
      Amortization of goodwill and other assets                                     3,608                       3,608
      Amortization of debt issue costs                     4,636                      901                       5,537
      Earnings from limited partnership                                              (249)                       (249)
      Deferred income taxes                               (1,605)                  (1,239)                     (2,844)
      Non-cash ESOP compensation                                                      415                         415
      Change in:
         Accounts receivable                                                      (10,941)                    (10,941)
         Inventories                                                              (11,681)                    (11,681)
         Other assets                                                               6,534                       6,534
         Accounts payable, accrueds and other                  2                      383                         385
      Distribution from limited partnership                                           350                         350
                                                       ---------      -------     -------      ---------     --------
             Net cash provided by operating activities     9,932        9,932      12,173        (19,864)      12,173


Cash flows from investing activities:
      Capital expenditures                                                        (14,908)                    (14,908)
                                                       ---------      -------     -------      ---------     --------
             Net cash used in investing activities                                (14,908)                    (14,908)

 Cash flows from financing activities:
      Change in bank overdraft                                                      6,029                       6,029
      Net repayments under revolver                                                11,100                      11,100
      Payments on long-term debt                                                   (5,730)                     (5,730)
      Payment of cash bonus plan                                                   (5,781)                     (5,781)
      Debt issuance costs                                                            (152)                       (152)
      Reduction in note receivable from ESOP                                        1,500                       1,500
                                                       ---------      -------     -------      ---------     --------
             Net cash used in financing activities                                  6,966                       6,966
                                                       ---------      -------     -------      ---------     --------

Net increase (decrease) in cash and cash equivalents       9,932        9,932       4,231        (19,864)       4,231
Cash and cash equivalents, at beginning of period                                     103                         103
                                                       ---------      -------     -------      ---------     --------
Cash and cash equivalents, at end of period            $   9,932      $ 9,932     $ 4,334      $ (19,864)    $  4,334
                                                       =========      =======     =======      ==========    ========

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

MTBE ENVIRONMENTAL AND MARKET ISSUES

     There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Ten (10) other states (Arizona, Colorado, Connecticut, Iowa, Maine, Michigan, Minnesota, Nebraska, New York and South Dakota) plus the City of Chicago, Illinois have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb and New York has adopted 10 ppb. If MTBE is found at levels exceeding the MCL it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below the MCL value. In addition, bills have been introduced in Congress to eliminate the use of MTBE nationwide and to allow states to opt out of the oxygenate requirement of the CAA. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee (CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

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

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three and nine months ended March 31, 2001 and 2000, respectively.

Revenues

                                       THREE MONTHS ENDED                              NINE MONTHS ENDED
                                             MARCH 31,                                     MARCH 31,
                            ----------------------------------------        ----------------------------------------
                                   2001                    2000                   2001                     2000
                            ----------------        ----------------        ----------------        ----------------
                                                               (DOLLARS IN MILLIONS)
Butadiene                   $ 45.3        20%       $ 33.0        17%       $134.2        21%       $ 91.0        17%
Fuel Products(1)             126.8        57         114.0        59         369.0        57         327.4        61
Specialty Products(2)         43.1        20          42.3        22         125.4        19         103.9        20
Other(3)                       6.1         3           3.3         2          16.0         3          10.3         2
                            ------       ---        ------       ---        ------       ---        ------       ---
Total                       $221.3       100%       $192.6       100%       $644.6       100%       $532.6       100%
                            ======       ===        ======       ===        ======       ===        ======       ===

----------

(1)   Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         MARCH 31,                            MARCH 31,
                                                 -----------------------              -----------------------
                                                  2001             2000                2001             2000
                                                 ------          -------              -------          ------
                                                            (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         201.6            191.1               615.6            619.8
Fuel Products(1)                                  107.4            120.1               329.2            387.8
Specialty Products                                152.8            184.0               460.8            476.0

----------

(1) Volumes in millions of gallons. Includes 86.7 million, 110.1 million, 269.8 million and 361.5 million gallons of MTBE, of which 26.2 million, 28.0 million, 94.5 million and 107.3 million gallons were MTBE purchased for resale for the three and nine months ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      MARCH 31,                            MARCH 31,
                                          ------------------------------        -----------------------------
                                               2001            2000                 2001              2000
                                          -------------    -------------        -------------   -------------
                                                                  (DOLLARS IN MILLIONS)
Revenues                                 $  221.3  100%   $ 192.6   100%      $  644.6   100%  $ 532.6   100%
Cost of goods sold                          202.8   92      170.6    89          587.6    91     464.4    88
Non-cash ESOP compensation                    0.3   --        0.1    --            0.7    --       0.4    --
Depreciation and amortization                 6.1    3        6.0     3           18.4     3      17.8     3
                                         --------  ---    -------   ---       --------   ---   -------   ---
      Gross profit                           12.1    5       15.9     8           37.9     6      50.0     9
Selling, general and administrative           2.3    1        1.9     1            7.4     1       6.4     1
                                          ------- ----     ------ -----         ------ -----    ------  ----
      Income from operations             $    9.8    4%   $  14.0     7%      $   30.5     5%  $  43.6     8%
                                         ========  ===    =======   ===       ========   ===   =======   ===

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

   REVENUES

      The Company's revenues increased by approximately 15%, or $28.7 million, to $221.3 million for the three months ended March 31, 2001 from $192.6 million for the three months ended March 31, 2000. Butadiene sales revenues increased during the current quarter due to higher sales volumes and sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values. Sales revenues for fuel products increased from the prior year quarter due to the introduction of alkylate sales and higher MTBE sales prices which offset lower MTBE sales volumes. MTBE sales prices increased as a result of higher gasoline and crude oil prices. MTBE sales volumes declined due to lower production volumes as a result of a planned maintenance turnaround that was extended due to poor economic conditions. Specialty isobutylenes sale revenues consistent with the prior year quarter sales revenues.

   GROSS PROFIT

      Gross profit decreased by approximately 24%, or $3.8 million, to $12.1 million for the three months ended March 31, 2001 from $15.9 million for the three months ended March 31, 2000. Gross margin during this quarter decreased to 5% from 8%. Lower MTBE and specialty isobutylene sales volumes and lower product margins on specialty isobutylenes contributed to reduced profits. The decrease in MTBE margins were partially offset by a $2.0 million insurance claim and $2.1 million contribution from optimization of shipping contracts. Specialty isobutylene margins were negatively impacted by higher energy and raw material costs.

   INCOME FROM OPERATIONS

      Income from operations decreased by approximately 30%, or $4.2 million, to $9.8 million for the three months ended March 31, 2001 from $14 million for the three months ended March 31, 2000. Operating margin during this period decreased to 4% from 7%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

Nine months ended March 31, 2001 compared to the nine months ended March 31,
2000

   REVENUES

      The Company's revenues increased by approximately 21%, or $112.0 million, to $644.6 million for the nine months ended March 31, 2001 from $532.6 million for the nine months ended March 31, 2000. Butadiene sales revenues increased during the current period due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values. Sales revenues for fuel products increased compared to prior year period due to, the introduction of alkylate sales and higher average MTBE sales prices which increased as a result of higher gasoline and crude oil prices. MTBE sales volumes declined due to lower production volumes as a result of two planned maintenance turnarounds during the current period, one of which was extended due to poor economic conditions. Sales revenues for specialty products increased during the current period due to higher sales prices. Sales prices increased as a result of higher raw material costs.

   GROSS PROFIT

      Gross profit decreased by approximately 24%, or $12.1 million, to $37.9 million for the nine months ended March 31, 2001 from $50.0 million for the nine months ended March 31, 2000. Gross margin during this period decreased to 6% from 9%. Lower product margins on MTBE and specialty isobutylenes contributed to reduced profits. The decrease in MTBE margins were partially offset by a $2.0 million insurance claim and $4.1 million contribution from optimization of shipping contracts. Specialty isobutylene margins were negatively impacted by higher energy and raw material costs.

      INCOME FROM OPERATIONS

      Income from operations decreased by approximately 30%, or $13.1 million, to $30.5 million for the nine months ended March 31, 2001 from $43.6 million for the nine months ended March 30, 2000. Operating margin during this period decreased to 4% from 8%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.


LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Nine months ended March 31, 2001 compared to the nine months ended March 31,
2000

      Net cash used in operating activities was $15.8 million for the nine months ended March 31, 2001 compared to $12.2 million net cash provided for the nine months ended March 31, 2000. The decrease of $28.0 million was primarily attributable to reduced net income and changes in working capital. Working capital has increased due to higher commodity prices for products purchased and sold in addition to timing of collection of receivables and sales of inventory at the end of the period. Net cash used in investing activities was $9.4 million for the nine months ended March 31, 2001 compared to $14.9 million for the nine months ended March 31, 2000. The decrease of $5.5 million was attributable to lower capital expenditures. The decrease of $5.5 million was attributable to lower capital expenditures partially offset by proceeds from the sale of investment in land held for sale. Net cash provided by financing activities was $10.4 million for the nine months ended March 31, 2001 compared to $7.0 million net cash used for the nine months ended March 31, 2000. The increase of $3.4 million provided was attributable to net borrowings under the revolver credit facility.

   LIQUIDITY

      The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow was significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $16.1 million was available at March 31, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and Discount Notes. The Bank Credit Agreement, the Subordinated Notes and Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement. During March 2001 the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for nine months ended March 31, 2001 were $10.2 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas has submitted its State Implementation Plan ("SIP") to the US Environmental Protection Agency ("US EPA"), which requires significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. The Company anticipates the SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The Texas SIP rules are not expected to be finalized until they are accepted by the US EPA. Until such time the Company is unable predict the cost of modifying its facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes during the third fiscal quarter of 2001 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits

            10.18    First Amendment to Amended and Restated Credit Agreement

      (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                TEXAS PETROCHEMICAL HOLDINGS, INC.
                                                    (Registrant)




Dated: May 15, 2001             By:              Carl S. Stutts
                                   --------------------------------------------
                                                  (Signature)
                                                Carl S. Stutts
                                          Executive Vice President,
                                            Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibit No.                           Description
            10.18      First Amendment to Amended and Restated Credit Agreement