Form 10-K405
period 2001-06-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2001-09-28
CIK 1019101

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    ---------------

                        COMMISSION FILE NUMBER 333-37811

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares of common stock of the registrant outstanding as of September 26, 2001 is 529,445.

================================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                     PART I

Item 1. Business                                                                                  1

Item 2. Properties                                                                                6

Item 3. Legal Proceedings                                                                         7

Item 4. Submission of Matters to a Vote of Security Holders                                       7

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                     8

Item 6. Selected Financial Data                                                                   8

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                            9

Item 7A. Quantitative and Qualitative Disclosures About Market Risks                             14

Item 8. Financial Statements and Supplementary Data                                              16

Item 9. Changes in and Disagreements With Accountants on Accounting                              42
             and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                      43

Item 11. Executive Compensation                                                                  45

Item 12. Security Ownership of Certain Beneficial Owners and Management                          46

Item 13. Certain Relationships and Related Transactions                                          47

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        47

         Signatures                                                                              49

                                     PART I

ITEM 1. BUSINESS

         Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, (collectively referred to as the "Company") is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

         On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals LP and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals LP with Texas Petrochemicals LP becoming a 100% owned subsidiary of TPC Holding Corporation, which is a 100% owned subsidiary of Texas Petrochemical Holdings, Inc. Texas Petrochemicals Holdings, Inc. was formed by a group of privately held investors.

         On July 1, 2000 Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., Texas Petrochemicals LP's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

         The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is
(713) 627-7474.

PRODUCTS

         Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As one of the largest producers of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

         The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. During 2001, the Company completed modifications that increased its butadiene extraction capacity by 300 million pounds per year to a total annual capacity of 1.2 billion pounds. Included in the project were changes that expanded the Company's logistical capabilities to support the increased throughput. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-term supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit margin based on the Company's selling prices for butadiene, and add a measure of stability to the Company's butadiene operations.

         MTBE is a motor gasoline blending stock, which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline. MTBE is produced by reacting methanol and isobutylene. MTBE use and demand is seasonal based on the demand for motor fuels and driving patterns. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act ("CAA") of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has been found in drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition and results of operations. See "MTBE Environmental and Market Issues" for a further discussion of MTBE.

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

         High purity isobutylene is used in the production of butyl rubber, which is used to produce tires, and in specialty chemical applications such as the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

         During 2000 the Company completed the development and construction of a $12 million polyisobutylene plant. The plant produces various grades of polyisobutylenes, which are used to produce a broad range of chemicals including industrial specialties, lubricants and fuel dispersant additives.

         The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company's sources of isobutane and methanol are readily available from several suppliers. The inability of any one of these suppliers to continue as a source of raw materials would not have a material impact on the Company's ability to continue normal operations. The Company's crude butadiene supply is purchased generally under contract terms from several major ethylene producers. The loss of any one of the Company's largest crude butadiene suppliers would have a material impact on the Company's ability to continue normal operations. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

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

CONTRACTS

         The Company enters into three general types of contracts in connection with its production processes: feedstock supply contracts, product sales contracts and, to a lesser extent, toll manufacturing agreements. These contracts typically have terms of two to three years and provide for successive one-year renewals unless either party objects to such renewal in a timely manner. The Company also purchases and sells products on a spot basis.

         Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Goodyear Tire and Rubber Company represented 11% of sales during the years ended June 30, 2001 and 1999. Although the Company believes its relationship with Goodyear Tire and Rubber Company is good, the loss of this customer would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

COMPETITION

         The petrochemicals businesses in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemicals industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to capture improving profit margins in circumstances where overcapacity in the industry is diminishing. Further, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may continue to expand their role in this industry in the future. Any of these developments would have a negative impact on the Company's financial condition, results of operations or cash flows.

         Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the world has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Second, the Company's flexible production processes enable it to optimize production output to meet variations in customer demand. Also, the Company's flexible production processes enable the Company to conduct maintenance work on its plant equipment with minimal loss of production.

PATENTS AND LICENSES

         The Company presently owns, controls or holds right to 11 patents and seeks patent protection for its proprietary processes where feasible to do so.

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. In addition certain States have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. Environmental Protection Agency ("EPA") has not yet established an MCL, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCL.

         There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the CAA or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and have an adverse material effect on the Company's results of operations.

         Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer ("IARC"), the National Toxicology Program ("NTP") and the California Cancer Identification Committee ("CIC") have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

ENVIRONMENTAL REGULATION

         The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater and stormwater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

         The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act ("RCRA"), the Federal Clean Water Act, the CAA and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations that affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen oxides to reduce ozone levels in greater Houston's ozone non-attainment area.

         The HON Rule requires controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams.

         Nitrogen Oxide ("NOx") emission control rules adopted in 1994 required compliance by November 15, 1999. The Company has installed predictive emission monitoring systems ("PEMS") for NOx emissions on stationary sources at its boiler house.

         The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen from the plants in Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of NOx by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. The Company is unable at this time to predict the cost of modifying its facilities to comply with the requirements of the SIP.

         The Company has elected to participate in the Voluntary Emissions Reduction Program ("VERP") sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. A VERP application was submitted to the TNRCC in 2000. The VERP permit that will be issued will likely require the Company to commit to certain emission reductions. Subsequent to the Company's voluntary commitment to this permitting effort in 1998, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001. As a result of legislation adopted by the Texas Legislature in 2001, facilities that do not file for a VERP by September 1, 2001 will be subject to a mandatory permit program. The permits provided for under Senate Bill 766 are expected to establish less stringent emissions controls than would be required under permits for new emissions sources. The TNRCC has promulgated rules to implement the requirements of Senate Bill 766. The Company is pursuing available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

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

         The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal, state and local environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees or to the environment. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are appropriately handled by a certified contractor.

         The wastewater treatment system for the Houston facility is 75 percent owned by the Company and 25 percent owned by the owner of an adjacent facility. The treatment system is operated by the Company. The state discharge permit is held jointly by the Company and a third party. The Company believes that the system has sufficient capacity for the Company's projected needs.

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

         The Company is participating with a number of other companies in a voluntary program (the "HPV Program") with EPA for assessing the safety of the Company's products. Testing is currently scheduled for butadiene and testing on other products is expected in the future. The final reports are anticipated by the end of 2002.

EMPLOYEES

         As of June 30, 2001 the Company had approximately 316 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 126 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

         The Company maintains one of the best worker's compensation records in Texas, equivalent to most clerical operations. Over the last five years, the Company only experienced two lost time injuries at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 75-member volunteer emergency response team.

ITEM 2. PROPERTIES

         The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by a third party. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has facilities that accommodate rail and truck service. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

ITEM 3. LEGAL PROCEEDINGS

         In addition to the matters disclosed under "Environmental Regulation," the Company is a party to various claims and litigation arising in the ordinary course of its business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, based on management's understanding of the current facts and circumstances of such claims and litigation, the ultimate resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for the Company set forth below for the five years ended June 30, 2001 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the related notes.

                                                                   YEAR ENDED JUNE 30,
                                          -----------------------------------------------------------------
                                           1997(1)         1998         1999(2)       2000        2001(3)
                                          ----------    ----------    ----------    ----------   ----------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

Revenues                                  $    490.2    $    514.8    $    448.2    $    744.7   $    858.7

Income from operations                          18.3          37.3          38.7          68.0         41.1

Interest expense                                39.4          40.5          39.4          39.8         38.8

Net income (loss)                              (15.5)         (4.5)         (2.2)         12.1          1.3

Basic income (loss) per common share:
     Before extraordinary loss and
       accounting change                  $   (32.04)   $    (9.86)   $    (6.99)   $    23.62   $      .30
     Extraordinary loss                        (3.33)           --            --            --           --
     Accounting change                            --            --            --            --        (1.34)
                                          ----------    ----------    ----------    ----------   ----------
     Net income (loss)                    $   (35.37)   $    (9.86)   $    (6.99)   $    23.62   $    (1.04)
                                          ==========    ==========    ==========    ==========   ==========

Diluted income (loss) per common share:
     Before extraordinary loss and
       accounting change                  $   (32.04)   $    (9.86)   $    (6.99)   $    21.99   $     0.29
     Extraordinary loss                        (3.33)           --            --            --           --
     Accounting change                            --            --            --            --        (1.28)
                                          ----------    ----------    ----------    ----------   ----------
     Net income (loss)                    $   (35.37)   $    (9.86)   $    (6.99)   $    21.99   $    (0.99)
                                          ==========    ==========    ==========    ==========   ==========

BALANCE SHEET DATA (AT PERIOD END):

Total assets                              $    521.5    $    497.2    $    482.8    $    524.1   $    509.2

Long-term debt                                 351.9         349.8         337.9         336.0        329.8

----------

(1) Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

(2) In January 1999, the estimated useful lives of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in $4.2 million decrease in depreciation expense.

(3) Net income for the year ended June 30, 2001 includes a cumulative effect of accounting change of $(0.4) million related to the implementation of SFAS No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes.

OVERVIEW

         The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, alkylate, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE over the past 10 years. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate product produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions. See "MTBE Environmental and Market Issues" for a further discussion of MTBE.

REVENUES

         The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.

Revenues

                                                             YEAR ENDED JUNE 30,
                             -----------------------------------------------------------------------------
                                       1999                       2000                       2001
                             -----------------------    -----------------------    -----------------------
                                                         (DOLLARS IN MILLIONS)
Butadiene                    $     98.2           22%   $    134.2           18%   $    167.9           20%
Fuel Products (1)                 234.4           52         451.9           61         507.6           59
Specialty Products (2)            102.8           23         144.1           19         163.3           19
Other(3)                           12.8            3          14.5            2          19.9            2
                             ----------   ----------    ----------   ----------    ----------   ----------
Total                        $    448.2          100%   $    744.7          100%   $    858.7          100%
                             ==========   ==========    ==========   ==========    ==========   ==========

----------

(1)  Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                     YEAR ENDED JUNE 30,
                            ------------------------------------
                               1999        2000          2001
                            ----------   ----------   ----------
                           (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                        821.1        844.6        785.6
Fuel Products(1)                 388.7        487.7        438.1
Specialty Products               587.4        642.0        601.6

----------

(1)  Volumes in millions of gallons. Includes 376.9 million, 449.9 million and
     358.2 million gallons of MTBE sales and 98.5 million, and 125.1 million and
     110.0 million finished MTBE purchased for resale for the three years ended June 30, 2001.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.

                                                                   YEAR ENDED JUNE 30,
                                           -----------------------------------------------------------------
                                                   1999                    2000                  2001
                                           -------------------    -------------------    -------------------
                                                                 (DOLLARS IN MILLIONS)
Revenues                                   $  448.2        100%   $  744.7        100%   $  858.7        100%
Cost of goods sold                            374.4         84       643.2         87       782.0         91
Non-cash ESOP compensation                      0.4         --         0.6         --         1.0         --
Depreciation and amortization                  26.8          6        23.8          3        24.6          3
                                           --------   --------    --------   --------    --------   --------
      Gross profit                             46.6         10        77.1         10        51.1          6
Selling, general and administrative             7.9          2         9.1          1        10.0          1
                                           --------   --------    --------   --------    --------   --------
      Income from operations               $   38.7          8%   $   68.0          9%   $   41.1          5%
                                           ========   ========    ========   ========    ========   ========

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

Revenues

         The Company's revenues increased by approximately 15%, or $114.0 million, to $858.7 million for the year ended June 30, 2001 from $744.7 million for the year ended June 30, 2000. The increase was due to higher product sales prices.

         Butadiene revenues increased by approximately 25%, or $33.7 million, to $167.9 million for the year ended June 30, 2001 from $134.2 million for the year ended June 30, 2000. The increase was attributable to higher sales prices, which were partly offset by lower sales volumes. Higher sales prices were experienced during the current year as a result of increased hydrocarbon values. Sales volumes were down in the second half of the year due to limited availability of crude butadiene and reduced demand from customers.

         Fuel products revenues increased by approximately 12%, or $55.7 million, to $507.6 million for the year ended June 30, 2001 from $451.9 million for the year ended June 30, 2000. The increase was caused by higher MTBE sales prices, higher butene-2 sales volumes and the introduction of alkylate sales. MTBE prices were higher during the current year as a result of increases in gasoline and crude oil prices. Butene-2 sales volumes increased due to higher production rates.

         Specialty product revenues increased by approximately 13%, or $19.2 million to $163.3 million for the year ended June 30, 2001 from $144.1 million for the year ended June 30, 2000. The increase was principally due to higher isobutylene concentrate sales prices caused by increased raw material and energy costs. Sales volumes of specialty products remained relatively unchanged.

Gross Profit

         Gross profit decreased by approximately 34%, or $26.0 million to $51.1 million for the year ended June 30, 2001 from $77.1 million for the year ended June 30, 2000. Gross margin during the current period declined by 4.5%. Gross profit decreased during the current year because of lower butadiene sales volumes and lower margin contributed from certain specialty isobutylene products. High raw material and energy costs attributed to the lower margin contributed from certain specialty products. MTBE and specialty products production volumes and margin contribution were negatively impacted by operational outages that were experienced during the fourth quarter of the current year. These outages resulted from two separate events involving a plant fire and flooding from Tropical Storm Allison. The Company estimates the impact of these operational outages at $13.0 million for fiscal year 2001. As a result of continued operational outages sustained from these events and negative inventory adjustments the Company anticipates an additional $10.0 million financial impact during the first quarter of fiscal 2002.

Income from Operations

         Income from operations decreased by approximately 40%, or $26.9 million, to $41.1 million for the year ended June 30, 2001 from $68.0 million for the year ended June 30, 2000. Operating margin during this period decreased to 4.8% from 9.1%. The decrease in income from operations was primarily caused by the same factors contributing to the decrease in gross profit described above. The increase in selling, general and administrative costs was principally due to higher MTBE advocacy and consulting costs, and an increase in employee headcount.


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

         Fuel products revenues increased by approximately 93%, or $217.5 million, to $451.9 million for the year ended June 30, 2000 from $234.4 million for the year ended June 30, 1999. The increase was due principally to higher MTBE sales prices and higher MTBE sales volumes. MTBE prices were significantly higher particularly during the last half of the fiscal year 2000 as a result of increases in gasoline and crude oil prices. In addition, during the last quarter of the fiscal year 2000 MTBE prices rose dramatically as a result of new Reformulated Gas (RFG II) requirements. MTBE sales volumes were higher due to increased production rates resulting from operational efficiencies and no scheduled turnarounds for catalyst change. In addition, revenues increased because butene-2 sales volumes were sold into the fuels market.

         Specialty products revenues increased by approximately 40%, or $41.3 million to $144.1 million for the year ended June 30, 2000 from $102.8 million for the year ended June 30, 1999. The increase was due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and a new export business. Sales prices increased due to higher isobutylene values during the year.

Gross Profit

         Gross profit increased by approximately 65%, or $30.5 million to $77.1 million for the year ended June 30, 2000 from $46.6 million for the year ended June 30, 1999. Gross margin during the period remained steady at

10.4%. Gross profit increased during the current fiscal year due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over prior year period due to improved spot business, processing efficiencies from new control room instrumentation and positive inventory impacts from higher butadiene sale prices. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit from specialty isobutylenes was unchanged as higher sales volumes offset the impact of higher raw material costs. Gross profit also increased due to lower depreciation and amortization charges during the current period.

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

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

         Net cash provided by operating activities was $30.4 million for the year ended June 30, 2001 compared to $43.0 million for the year ended June 30, 2000. The decrease of $12.6 million was primarily attributable to lower net income during the current year. Net cash used in investing activities was $13.2 million for the year ended June 30, 2001 compared to $18.8 million for the year ended June 30, 2000. The decrease of $5.6 million is caused by lower capital expenditures during the current year. Net cash used in financing activities was $12.7 million for the year ended June 30, 2001 compared to $9.4 million for the year ended June 30, 2000. The increase of $3.3 million is due primarily to a $5.7 million prepayment made during the current year towards the term loans under the Bank Credit Agreement.

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

         Net cash provided by operating activities was $43.0 million for the year ended June 30, 2000 compared to $35.2 million for the year ended June 30, 1999. The increase of $7.8 million was primarily attributable to increased net income. Net cash used in investing activities was $18.8 million for the year ended June 30, 2000 compared to $13.9 million for the year ended June 30, 1999. The increase of $4.9 million was caused by higher capital expenditures during the current year. Net cash used in financing activities was $9.4 million for the year ended June 30, 2000 compared to $22.1 million for the year ended June 30, 1999. The decrease of $12.7 million is primarily due to lower repayments on the revolving line of credit during the current year.

   LIQUIDITY

         In July 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006, $57.7 million of 13 1/2% Discount Notes due 2007 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of Texas Petrochemicals LP. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Additionally beginning January 2002, a semiannual cash interest payment of $3.9 million is required under the Discount Notes, which are held directly by Texas Petrochemical Holdings, Inc. As a stand-alone entity Texas Petrochemical Holdings, Inc. does not maintain operations that generate cash flow to meet these interest payments. Texas Petrochemicals LP maintains substantially all operating cash flow for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Senior Subordinated Notes. On August 10, 2001 Texas Petrochemicals LP funded a cash payment of $9.3 million to

Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that Texas Petrochemicals LP will be able to continue to fund cash payments to Texas Petrochemicals Holding, Inc. to meet additional future interest requirements.

         The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40.0 million Revolving Credit Facility, of which $2.0 million was in use at June 30, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility is sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement, the Discount Notes and the Subordinated Notes. The Bank Credit Agreement, the Discount Notes and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000 in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement. During March 2001, the Company obtained an amendment to the Bank Credit Agreement relating to certain financial ratios and capital expenditure limitations.

   CASH BONUS PLAN

         In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. For the three years ended June 30, 2001, $0.2 million, $9.6 million and $7.8 million of this amount was paid to eligible participants. In July 2000 the debt was paid in full.

   CAPITAL EXPENDITURES

         The Company's capital expenditures for fiscal 2001 related principally to the completion of an incremental capacity expansion for butadiene and improving plant operating efficiencies. Capital expenditures for year ended June 30, 2001 were $14.0 million, compared to $18.8 million for the year ended June 30, 2000. The Company expenses approximately $20.0 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 as amended by SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

         In December 1999 the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The bulletin was effective for the Company's fourth quarter of 2001. The company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have an impact on the Company's consolidated financial statements.

         In May 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The issue was effective for the Company's fourth quarter of 2001. The adoption of this issue did not have an impact on the Company's consolidated financial statements.

         In July 2001 the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Under this standard goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The Company plans to early adopt this statement for fiscal year beginning July 2001. The Company's management does not anticipate an impairment of goodwill upon adoption of this statement. Amortization of goodwill for the prior two fiscal years totaled $4.6 million and $4.6 million, respectively.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This filing includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements expressed or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to those factors disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICES

         The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements and future contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At June 30, 2001, the Company had outstanding natural gas swap contracts with notional volumes totaling 1.3 mmbtus and other raw material swap agreements with notional volumes totaling 0.1 million barrels. The fair value of these outstanding derivative instruments at June 30, 2001 was recorded in current year earnings as a $1.2 million loss. Assuming a hypothetical 10% unfavorable change in the price of natural gas from that in effect at year end would result in an additional $0.5 million loss.

INTEREST RATE RISK

         The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. The derivative instruments are used as part of the Company interest rate risk-management strategy that include interest rate swaps and cap contracts. As of June 30, 2001 the Company settled all of its outstanding interest rate swaps and caps, which resulted in $0.2 million of reduced interest expense for the current year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Auditors                                                                             17

Financial Statements

      Consolidated Balance Sheet                                                                           19

      Consolidated Statement of Operations                                                                 20

      Consolidated Statement of Stockholders' Equity                                                       21

      Consolidated Statement of Cash Flows                                                                 22

      Notes to Consolidated Financial Statements                                                           23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2001 and the related consolidated statement of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Texas Petrochemical Holdings, Inc. and its subsidiaries (collectively, "the Company") at June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in the year ended June 30, 2001, the Company changed its method of accounting for derivative instruments and certain hedging activities.


PricewaterhouseCoopers LLP
Houston, Texas
August 23, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

         We have audited the accompanying consolidated balance sheet of Texas Petrochemical Holdings, Inc. and subsidiary (the "Company") as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                         DELOITTE & TOUCHE LLP

Houston, Texas
August 4, 2000

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,
                                                                                ----------------------------
                                                                                   2001              2000
                                                                                ------------    ------------
                                    ASSETS

Current assets:
      Cash and cash equivalents                                                 $     19,407    $     14,929
      Accounts receivable - trade                                                     54,479          64,235
      Inventories                                                                     35,574          35,957
      Investments in land held for sale                                                   --           1,068
      Other current assets                                                            12,295          10,946
                                                                                ------------    ------------
          Total current assets                                                       121,755         127,135

Property, plant and equipment, net                                                   213,475         219,517
Investment in land held for sale                                                         990             990
Investment in and advances to limited partnership                                      2,652           2,769
Goodwill, net of accumulated amortization of $24,091 and $19,508                     160,395         164,978
Other assets, net                                                                      9,913           8,691
                                                                                ------------    ------------
          Total assets                                                          $    509,180    $    524,080
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                            $      5,829    $      7,146
      Accounts payable - trade                                                        67,171          71,775
      Accrued expenses                                                                16,819          18,829
      Current portion of cash bonus plan liability                                        --             213
      Current portion of long-term debt                                                6,196           8,086
                                                                                ------------    ------------
          Total current liabilities                                                   96,015         106,049

Revolving line of credit                                                               2,000           1,650
Long-term debt                                                                       321,593         326,255
Deferred income taxes                                                                 50,098          55,005

Commitments and contingencies (Note 7)

Common stock held by the ESOP                                                         15,300          13,100
Less: Unearned compensation                                                               --          (2,620)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 non-voting and 529,445 voting shares issued and outstanding at June 30, 2001
        and 2,000, respectively                                                            5               5
      Additional paid in capital                                                      38,361          37,408
      Treasury stock, at cost, 1,450 shares and 2000 shares at June 30, 2001
        and June 30, 2000, respectively                                                 (188)           (257)
      Accumulated deficit                                                            (14,004)        (12,515)
                                                                                ------------    ------------
          Total stockholders' equity                                                  24,174          24,641
                                                                                ------------    ------------
              Total liabilities and stockholders' equity                        $    509,180    $    524,080
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 YEAR ENDED JUNE 30,
                                                      -------------------------------------
                                                          2001         2000          1999
                                                      ----------   ----------    ----------
Revenues                                             $  858,718    $  744,725    $  448,155
Cost of goods sold                                      782,004       643,195       374,401
Non-cash ESOP compensation                                  950           570           407
Depreciation and amortization                            24,598        23,800        26,784
                                                     ----------    ----------    ----------
   Gross profit                                          51,166        77,160        46,563
Selling, general and administrative expenses             10,036         9,153         7,927
                                                     ----------    ----------    ----------
        Income from operations                           41,130        68,007        38,636

Interest expense                                         38,779        39,773        39,444

Other income (expense)
   Non-cash change in fair value of derivatives            (561)           --            --
   Loss on disposal of assets                              (327)                        (44)
   Other, net                                               564           (38)        1,320
                                                     ----------    ----------    ----------
                                                           (324)          (38)        1,276
                                                     ----------    ----------    ----------

          Income before income taxes and
           cumulative effect of accounting change         2,027        28,196           468

Provision for income taxes                                  286        16,060         2,641
   Cumulative effect of accounting change
    (net of $221 income tax benefit)                       (410)           --            --
                                                     ----------    ----------    ----------
        Net income (loss)                            $    1,331    $   12,136    $   (2,173)
                                                     ==========    ==========    ==========

Basic income (loss) per common share:
   Income (loss) before cumulative
    effect of accounting change                      $      .30    $    23.62    $    (6.99)
   Cumulative effect of accounting change                 (1.34)        23.62         (6.99)
                                                     ----------    ----------    ----------
   Income (loss) per share                           $    (1.04)   $    23.62    $    (6.99)

Weighted average shares outstanding-basic               519,445       498,945       478,045
                                                     ==========    ==========    ==========

Diluted income (loss) per common share:
   Income (loss) before cumulative
    effect of accounting change                      $      .29    $    21.99    $    (6.99)
   Cumulative effect of accounting change                 (1.28)        21.99         (6.99)
                                                     ----------    ----------    ----------
   Income (loss) per share                           $    (0.99)   $    21.99    $    (6.99)

Weighted average shares outstanding - diluted           543,553       535,908       478,045
                                                     ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNT)

                                                                         ADDITIONAL
                                                   COMMON STOCK            PAID IN     ACCUMULATED     TREASURY
                                              SHARES         VALUE         CAPITAL       DEFICIT         STOCK          TOTAL
Balance, June 30, 1998                         527,778    $         5    $    36,264   $   (19,998)   $        --    $    16,271
Net loss                                                                                    (2,173)                       (2,173)
Issuance of common stock                           667                            67                                          67
Non-cash ESOP compensation                                                       407                                         407
Revaluation of ESOP shares to
  independently appraised market value                                                      (1,560)                       (1,560)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, June 30, 1999                         528,445              5         36,738       (23,731)            --         13,012
                                           -----------    -----------    -----------   -----------    -----------    -----------

Net income                                                                                  12,136                        12,136
Issuance of common stock                         1,000                           100                                         100
Non-cash ESOP compensation                                                       570                                         570
Treasury stock                                                                                               (257)          (257)
Revaluation of ESOP shares to
  independently appraised market value                                                        (920)                         (920)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, June 30, 2000                         529,445              5         37,408       (12,515)          (257)        24,641
                                           -----------    -----------    -----------   -----------    -----------    -----------
Net income                                                                                   1,331                         1,331
Non-cash ESOP compensation                                                       950                                         950
Treasury stock                                                                     3                           69             72
Revaluation of ESOP shares to
  independently appraised market value                                                      (2,820)                       (2,820)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, June 30, 2001                         529,445    $         5    $    38,361   $   (14,004)   $      (188)   $    24,174
                                           ===========    ===========    ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                           YEAR ENDED JUNE 30,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                          $      1,331    $     12,136    $     (2,173)
    Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
    Depreciation of fixed assets                                     20,015          18,985          21,924
    Amortization of intangibles                                       4,583           4,815           4,860
    Amortization of debt issue costs and deferred premium             8,315           7,422           6,650
    Deferred income taxes                                            (2,380)          1,726          (3,363)
    Earnings from limited partnership                                  (558)           (324)           (775)
    Loss on sale of asset                                               327              --              --
    Non-cash ESOP compensation                                          950             570             407
    Non-cash fair value of derivatives                                1,192              --              --
    Change in:
       Accounts receivable                                            9,756         (24,015)          5,078
       Inventories                                                      383         (15,984)         (2,763)
       Other assets                                                  (5,089)          4,928          (4,097)
       Accounts payable, accrued and other                           (9,140)         32,397           8,420
     Distribution received from partnership                             675             375             990
                                                               ------------    ------------    ------------
         Net cash provided by operating activities                   30,360          43,031          35,158

Cash flows from investing activities:
    Capital expenditures                                            (13,973)        (18,796)        (14,413)
    Proceeds from asset sales                                           741              --             477
                                                               ------------    ------------    ------------
             Net cash used in investing activities                  (13,232)        (18,796)        (13,936)

Cash flows from financing activities:
    Bank overdraft                                                   (1,317)          6,272             874
    Net borrowings (repayments) on revolving line of credit             350            (350)        (10,000)
    Payments on long-term debt                                      (13,295)         (7,465)         (6,979)
    Cash bonus plan payments                                           (213)         (9,557)         (7,807)
    Debt issuance and organizational costs                             (247)           (152)           (163)
    Reduction in note receivable from ESOP                            2,000           2,000           2,000
    Issued common stock                                                  --             100
    Issued (Purchased) treasury stock                                    72            (257)             --
                                                               ------------    ------------    ------------
    Net cash used in financing activities                           (12,650)         (9,409)        (22,075)
                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                  4,478          14,826            (853)

Cash and cash equivalents, beginning                                 14,929             103             956
                                                               ------------    ------------    ------------
Cash and cash equivalents, ending                              $     19,407    $     14,929    $        103
                                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

         On July 1, 2000 the Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Texas Petrochemicals LP immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

         The Company through its facility in Houston, Texas is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

2. SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

         The consolidated financial statements include the accounts of Texas Petrochemical Holdings. Inc. and its wholly owned subsidiary, TPC Holding Corp. Intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in Limited Partnership

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

         Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years. In January 1999, the estimated useful lives of certain plant assets were increased from 10 years to 15 years based on engineering analysis. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense for fiscal year 1999.

         Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill has been amortized over 40 years using the straight-line method. However, effective July 2001, the Company plans to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets" and goodwill will no longer be amortized. Instead goodwill will be tested for impairment.

         Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Other assets include patents, which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If the undiscounted future cash flows of such assets are less than the carrying amount, the carrying amount is reduced to fair value and an impairment loss is recognized. Assets held for sale are carried at the lower of cost or fair value less cost to sell.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

Income per Share

         Basic income (loss) per share for three years ended June 30, 2001 has been computed using a weighted average shares outstanding of 519,445, 498,945 and 478,045, respectively. The weighted average shares outstanding used in the computation of basic income (loss) per share are net of 20,000 and 40,000 shares held by Employee Stock Ownership Plant that were not allocated to employees as of June 30, 2000 and 1999, respectively. For the years ended June 30, 2001, 2000 and 1999, income (loss) used in calculating basic and diluted income (loss) per share has been reduced by $1,870,000, $350,000 and $1,170,000, respectively which reflects the increase in the market value of the shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. For the years ended June 30, 2001 and 2000, the weighted average shares outstanding for the diluted income per share calculation includes all ESOP shares outstanding and the effect of stock options. The effect of unallocated ESOP shares and stock options was not dilutive for fiscal years 1999 for purposes of calculating diluted income (loss) per share.

Employee Stock Ownership Plan

         The fair value of common stock held by the Employee Stock Ownership Plan (See Note 8), as well as prior year's unearned compensation related to unallocated shares are separately presented on the balance sheet between liabilities and stockholders' equity in a manner similar to redeemable preferred stock as employees have option to put the shares to the Company. The Company has recognized as non-cash ESOP compensation, the increase in the fair value of the common stock for those shares allocated to participant's accounts with the corresponding offset credited to additional paid in capital.

Financial Derivative Instruments

         Outstanding financial derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of financial derivative instruments are recognized immediately in earnings as these instruments are not designated as part of hedged transactions.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

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

Recently Issued Accounting Pronouncements

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 as amended by SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

         In December 1999 the U.S. SEC issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The bulletin was effective for the Company's fourth quarter of 2001. The company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have an impact on the Company's consolidated financial statements.

         In May 2000 the EITF of the FASB reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The issue was effective for the Company's fourth quarter of 2001. The adoption of this issue did not have an impact on the Company's consolidated financial statements.

         In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The Company plans to early adopt this statement for fiscal year beginning July 2001. The Company's management does not anticipate an impairment of goodwill upon adoption of this statement. Amortization of goodwill for the prior two fiscal years totaled $4.6 million and $4.6 million, respectively.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                 2001                2000
                                                                             ------------       ------------
         Finished goods                                                      $     13,583       $     18,505
         Raw materials                                                             20,497             15,915
         Chemicals and supplies                                                     1,494              1,537
                                                                             ------------       ------------
                                                                             $     35,574       $     35,957
                                                                             ============       ============

OTHER CURRENT ASSETS:

                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                  2001               2000
                                                                             ------------       ------------
         Catalyst inventory                                                  $      5,389       $      7,402
         Other receivables                                                          4,929                 --
         Prepaid and other                                                          1,977              3,544
                                                                             ------------       ------------
                                                                             $     12,295       $     10,946
                                                                             ============       ============

PROPERTY, PLANT AND EQUIPMENT:

                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                  2001               2000
                                                                             ------------       ------------
         Chemical plant                                                      $    300,379       $    295,124
         Construction in progress                                                  17,704              9,233
         Other                                                                      5,839              5,592
                                                                             ------------       ------------
                                                                                  323,922            309,949
         Less accumulated depreciation                                            110,447             90,432
                                                                             ------------       ------------
                                                                             $    213,475       $    219,517
                                                                             ============       ============

ACCRUED EXPENSES:

                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                  2001               2000
                                                                             ------------       ------------
         Accrued interest                                                    $     12,439       $     13,780
         Property and sales taxes                                                   2,320              2,218
         Federal income tax                                                           213                639
         Other                                                                      1,847              2,192
                                                                             ------------       ------------
                                                                             $     16,819       $     18,829
                                                                             ============       ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

4.  LONG-TERM DEBT

                                                        JUNE 30,
                                                  ---------------------
                                                    2001         2000
                                                  --------     --------

Bank Credit Agreement:
  Term A Loan                                     $  8,237     $ 14,402
  Term B Loan                                       35,295       40,421
  ESOP Loan                                             --        2,000
  Revolving Credit Loans                             2,000        1,650
Senior Subordinated Notes                          225,000      225,000
Discount Notes                                      57,650       50,590
Deferred premium on Senior Subordinated Notes        1,607        1,928
                                                  --------     --------
                                                   329,789      335,991
  Less current maturities                            6,196        8,086
                                                  --------     --------
  Long-term debt                                  $323,593     $327,905
                                                  ========     ========

         The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The final payment under the ESOP Loan was made on June 30, 2001. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2% and 3% at June 30, 2001 and 1.75% and 3% at June 30, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.75% at June 30, 2001 and June 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

         The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $200 million and $191 million as of June 30, 2001 and 2000, respectively. There is currently not an active market for the Discount Notes, therefore, the Company estimated that the fair value based on current interest rates available for the Company and similar debt instruments, was approximately $40 million and $35 million as of June 30, 2001 and 2000. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 2001 and 2000.

         In February 1998 the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converted a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. In addition, in June 1998 the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

effectively converted a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. During the current fiscal year both of the preceding interest rate swap agreements were settled, which resulted in $0.2 million of reduced interest expense for the current year.

         The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

FISCAL YEAR
-----------

   2002                                      $  6,196
   2003                                        17,277
   2004                                        22,059
   2005                                            --
   2006                                       225,000

5.  FEDERAL AND STATE INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities at June 30, 2001 and June 30, 2000 are as follows (in thousands of dollars):

                                                        JUNE 30,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------

Deferred tax asset (liability) - current:
    Cash bonus plan                              $     --            74
    Turnaround costs                               (1,029)         (159)
    Other                                            (742)         (816)
                                                 --------      --------
         Total current                           $ (1,771)     $   (901)
                                                 ========      ========


Deferred tax asset (liability) - noncurrent:
    Capital loss carryforward                    $  3,986      $  3,872
    Investment in land                                701           701
    Interest                                        9,319         6,939
    Property, plant and equipment                 (61,829)      (64,275)
    Other                                            (203)         (170)
                                                 --------      --------
                                                  (48,026)      (52,933)
    Valuation allowance                            (2,072)       (2,072)
                                                 --------      --------
         Total noncurrent                        $(50,098)     $(55,005)
                                                 ========      ========

         The Company recognized a $2.1 million valuation allowance in fiscal year 2000 for uncertainties in realizing the benefits of a portion of the capital loss carryforward, which expires by fiscal year 2003. The Company expects to utilize the remaining portion of the capital loss carryforward that expires in fiscal year 2004.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

The current deferred tax asset (liability) is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                            YEAR ENDED JUNE 30,
                                   ------------------------------------
                                     2001          2000          1999
                                   --------      --------      --------

Current:
      Federal                      $  6,112      $ 12,309      $  5,296
      State                          (1,796)        2,025           708
                                   --------      --------      --------
                                      4,316        14,334         6,004
                                   --------      --------      --------
Deferred:
      Federal                        (4,030)        1,726        (3,363)
      State                              --            --            --
                                   --------      --------      --------
                                     (4,030)        1,726        (3,363)
                                   --------      --------      --------
          Total provision
              for income taxes     $    286      $ 16,060      $  2,641
                                   ========      ========      ========

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                       YEAR ENDED JUNE 30,
                                             ----------------------------------
                                              2001          2000          1999
                                             -------       -------      -------

Statutory federal income tax rate                 35%           35%          35%
Computed "expected" federal income tax       $   709       $ 9,869      $   164
Increase in tax resulting from:
      State income taxes, net of
         federal benefit                       1,316           460
      Valuation allowance                      2,072
      Income tax refund receivable            (2,324)
      Other, net                                 (35)        1,000          413
      Amortization of goodwill and other       1,936         1,803        1,604
                                             -------       -------      -------
Provision for income taxes                   $   286       $16,060      $ 2,641
                                             =======       =======      =======

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Cash paid for interest and income taxes are as follows (in thousands of dollars):

                        YEAR ENDED JUNE 30,
                 -------------------------------
                   2001       2000         1999
                 -------     -------     -------

Interest         $40,120     $32,479     $34,641
Income taxes         491      16,407       6,897

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

7.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company was reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.3 million, $0.7 million and $0.5 million for the three years ended June 30, 2001.

         Total rent expense was approximately $5.5 million, $4.4 million and $4.6 million, net of reimbursements described above, for the three years ended June 30, 2001, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at June 30, 2001 (in thousands of dollars):

 FISCAL YEAR
 -----------

     2002                                        $   6,002
     2003                                            4,723
     2004                                            3,160
     2005                                            2,644
     2006                                            1,500
                                                 ---------
Total minimum lease payments                     $  18,029
                                                 =========

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

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

         Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ENVIRONMENTAL REGULATION

         The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. EPA, the U.S. Coast Guard, the Army Corps of Engineers, the TNRCC, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

         There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the CAA and require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

8.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

         The Company has a profit sharing plan that covers all full-time employees that have completed 90 days or more of service. Employees can contribute up to 10% of their base compensation to a tax-deferred fund. The Company matches at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the proceeding three years, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.3 million, $2.3 million and $2.0 million, for the three years ended June 30, 2001, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

         In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

shares were released and allocated to ESOP participants' accounts as the ESOP Loan was discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan was reported as compensation expense. Principal and interest payments made for the three years ended June 30, 2001 amounted to $2.1 million, $2.2 million and $2.4 million, respectively. As of June 30, 2001 the ESOP Loan was paid in full and all 100,000 shares were allocated to employees.

STOCK OPTION PLAN

         In October 1996, the Company approved to the Stock Option Plan (the "Plan") to reserve up to 27,778 shares of Common Stock to certain officers, directors and key employees of the Company. In April 1998 the Company amended the Plan to reserve up to an additional 42,000 shares of Common Stock under the plan. The term of the options issued under the Plan cannot exceed ten years from the date of grant. The options issued to date vest ratably over a three-year period from the date of grant and are exercisable at $100 per share for those options granted prior to June 30, 1998 and $126 per share for those shares granted in fiscal 2000 and $131 or $153 per share for those shares granted in fiscal 2001.

                                                        NUMBER OF
                                                          SHARES
                                                        ---------

Balance, June 30, 1998                                    38,278

Granted                                                       --
Exercised                                                   (667)
Canceled                                                  (5,333)
                                                         -------
Balance, June 1999                                        32,278
                                                         -------

Granted                                                   26,522
Exercised                                                 (1,000)
Canceled                                                  (5,500)
                                                         -------
Balance, June 30, 2000                                    52,300
                                                         -------

Granted                                                   13,400
Exercised                                                     --
Canceled                                                    (500)
                                                         -------
Balance, June 30, 2001                                    65,200
                                                         =======

         The Company applies APB 25 and related interpretations in accounting for the Plan. There has been no compensation cost recognized by the Company associated with the Plan as the exercise price of the options at the dates of measurement were equivalent to the estimated fair value of the common stock on that date. Had compensation cost for the Plan been determined based on the method consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the three years ended June 30, 2001 would have not been materially different on a pro forma basis.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

CASH BONUS PLAN LIABILITY

         In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount was paid in sixteen quarterly installments, which began in October 1996. In July 2000 the remaining $0.2 million was paid, which fully retired the debt.

9. RELATED PARTY TRANSACTIONS

         In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2001. The loan carries an interest rate of 8%.

         In June 1998 the Company issued a loan of $0.2 million to its Executive Vice President and Chief Financial Officer which was paid in full during fiscal year 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and security holder of the Company. No such expenditures were made in fiscal year 2001 and 2000. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

10. CONCENTRATION OF CREDIT RISK

         The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 2001 approximately 38%, 34% and 34%, respectively, of the Company's sales were to four customers. The Company had one customer who represented 11% of sales during the years ended June 30, 2001 and 1999 and another company who represented 14% of sales during the years ended June 30, 2000 and 1999. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

         The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is remote.

11. FINANCIAL INSTRUMENTS

         At June 30, 2001 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

         The Company enters into certain derivative financial instruments as part of its interest rate risk management and commodity price risk management. See Note 4 for a discussion of interest rate derivative financial

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

instruments. At June 30, 2001 the Company had natural gas swap contracts outstanding with notional volumes totaling 1.3 mmbtus and other outstanding commodity swap contracts with notional volumes totaling 0.1 million barrels. All of these commodity contracts mature within twelve months. The differential has been paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The fair value of financial derivative instruments are the amounts at which they could be settled based on estimates from dealers. As of June 30, 2001 reporting the estimated fair values of the outstanding commodity derivative instruments resulted in a loss of approximately $1.2 million. All interest rate derivative instruments were settled during the current year.

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

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2001
                                 (in thousands)

                                                              Parent        Guarantor    Non-Guarantors  Eliminations      Total

ASSETS
Current assets:
      Cash and cash equivalents                              $              $              $  19,407      $              $  19,407
      Accounts receivable - trade                                                             54,479                        54,479
      Inventories                                                                             35,574                        35,574
      Other current assets                                        (192)                       12,487                        12,295
                                                             ---------      ---------      ---------      ---------      ---------
          Total current assets                                    (192)                      121,947                       121,755

Property, plant and equipment, net                                                           213,475                       213,475
Investments in land held for sale                                                                990                           990
Investment in and advances to limited partnership                                              2,652                         2,652
Goodwill, net                                                                                160,395                       160,395
Other assets, net of accumulated amortization                      349                         9,564                         9,913
Consolidated subsidiaries                                       87,648         87,648             --       (175,296)            --
                                                             ---------      ---------      ---------      ---------      ---------
          Total assets                                       $  87,805      $  87,648      $ 509,023      $(175,296)     $ 509,180
                                                             =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                         $              $              $   5,829      $              $   5,829
      Accounts payable - trade                                                                67,171                        67,171
      Payable to Parent                                                                          213           (213)
      Accrued expenses                                                                        16,606            213         16,819
      Current portion of long-term debt                                                        6,196                         6,196
                                                             ---------      ---------      ---------      ---------      ---------
          Total current liabilities                                                           96,015                        96,015

Revolving line of credit                                                                       2,000                         2,000
Long-term debt                                                  57,650                       263,943                       321,593
Deferred income taxes                                           (9,319)                       59,417                        50,098

Common stock held by the ESOP                                   15,300                                                      15,300
Less: unearned compensation

Stockholders' equity:
      Partners' Equity                                                                        87,648        (87,648)
      Common Stock                                                   5                                                           5
      Additional paid in capital                                38,361         75,805                       (75,805)        38,361
      Accumulated deficit                                      (14,004)        11,843                       (11,843)       (14,004)
      Treasury stock                                              (188)                                                       (188)
                                                             ---------      ---------      ---------      ---------      ---------
          Total stockholders' equity                            24,174         87,648         87,648       (175,296)        24,174
                                                             ---------      ---------      ---------      ---------      ---------
              Total liabilities and stockholders' equity     $  87,805      $  87,648      $ 509,023      $(175,296)     $ 509,180
                                                             =========      =========      =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2000
                                 (in thousands)

                                                              Parent        Guarantor    Non-Guarantors  Eliminations      Total

ASSETS
Current assets:
      Cash and cash equivalents                              $      --      $      10      $  14,919      $      --      $  14,929
      Accounts receivable:
        Trade                                                                                 64,235                        64,235
      Inventories                                                                             35,957                        35,957
      Investments in land held for sale                                                        1,068                         1,068
      Other current assets                                        (223)                       11,179            (10)        10,946
                                                             ---------      ---------      ---------      ---------      ---------
          Total current assets                                    (223)            10        127,358            (10)       127,135

Property, plant and equipment, net                                                           219,517                       219,517
Investments in land held for sale                                                                990                           990
Investment in and advances to limited partnership                                              2,769                         2,769
Goodwill, net                                                                                164,978                       164,978
Other assets, net of accumulated amortization                      404                         8,287                         8,691
Consolidated subsidiaries                                       78,591         78,591                      (157,182)            --
                                                             ---------      ---------      ---------      ---------      ---------
          Total assets                                       $  78,772      $  78,601      $ 523,899      $(157,192)     $ 524,080
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
                                                             =========      =========      =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2001
                                 (in thousands)

                                                  Parent        Guarantor    Non-Guarantors Eliminations     Total

Revenues                                         $              $              $ 858,718     $             $ 858,718
Cost of goods sold                                                               782,004                     782,004
Non-cash ESOP compensation                                                           950                         950
Depreciation and amortization                                                     24,598                      24,598
                                                                               ---------                   ---------
      Gross profit                                                                51,166                      51,166
Selling, general and administrative expenses            35                        10,001                      10,036
                                                 ---------      ---------      ---------     ---------     ---------
           Income (loss) from operations               (35)                       41,165                      41,130
Interest expense                                     7,115                        31,664                      38,779
Other income                                                                        (324)                       (324)
                                                 ---------      ---------      ---------     ---------     ---------
           Income (loss) before income taxes        (7,150)                        9,177                       2,027
           and accounting change
Provision (benefit) for income taxes                (2,374)                        2,660                         286
Accounting change                                                                   (410)                       (410)
Equity in net income of subsidiaries                 6,107          6,107                       12,214
                                                 ---------      ---------      ---------     ---------     ---------
           Net income (loss)                     $   1,331      $   6,107      $   6,107     $  12,214     $   1,331
                                                 =========      =========      =========     =========     =========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2000
                                 (in thousands)

                                                   Parent       Guarantor    Non-Guarantors  Eliminations      Total

Revenues                                         $      --      $      --      $ 744,725      $      --      $ 744,725
Cost of goods sold                                                               643,195                       643,195
Non-cash compensation                                                                570                           570
Depreciation and amortization                                                     23,800                        23,800
                                                                               ---------                     ---------
      Gross profit                                                                77,160                        77,160
Selling, general and administrative expenses            14                         9,139                         9,153
                                                 ---------      ---------      ---------      ---------      ---------
           Income (loss) from operations               (14)                       68,021                        68,007
Interest expense                                     6,249                        33,524                        39,773
Other income (expense)                                                               (38)                          (38)
                                                 ---------      ---------      ---------      ---------      ---------
           Income (loss) before income taxes        (6,263)                       34,459                        28,196
Provision (benefit) for income taxes                (1,896)                       17,956                        16,060
Equity in net income loss of subsidiaries           16,503         16,503                       (33,006)            --
                                                 ---------      ---------      ---------      ---------      ---------
           Net income (loss)                     $  12,136      $  16,503      $  16,503      $ (33,006)     $  12,136
                                                 =========      =========      =========      =========      =========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 1999
                                 (in thousands)

                                                  Parent        Guarantor   Non-Guarantors Eliminations       Total

Revenues                                         $      --      $      --     $ 448,155      $      --      $ 448,155
Cost of goods sold                                                              374,401                       374,401
Non-cash ESOP compensation                                                          407                           407
Depreciation and amortization                                                    26,784                        26,784
                                                                              ---------                     ---------
      Gross profit                                                               46,563                        46,563
Selling, general and administrative expenses            11                        7,916                         7,927
                                                 ---------      ---------     ---------      ---------      ---------
           Income (loss) from operations               (11)                      38,647                        38,636
Interest expense                                     5,491                       33,953                        39,444
Other income                                                                      1,276                         1,276
                                                 ---------      ---------     ---------      ---------      ---------
           Income (loss) before income taxes        (5,502)                       5,970                           468
Provision (benefit) for income taxes                (1,897)                       4,538                         2,641
Equity in net loss of subsidiaries                   1,432          1,432                       (2,864)            --
                                                 ---------      ---------     ---------      ---------      ---------
           Net income (loss)                     $  (2,173)     $   1,432     $   1,432      $  (2,864)     $  (2,173)
                                                 =========      =========     =========      =========      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2001
                                 (in thousands)

                                                            Parent      Guarantor   Non-Guarantors Eliminations     Total

Cash flows from operating activities:
      Net income (loss)                                    $  1,331      $  6,107      $  6,107      $(12,214)     $  1,331
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                       20,015                      20,015
      Amortization of goodwill and other assets                                           4,583                       4,583
      Amortization of debt issue costs                        7,108                       1,207                       8,315
      Earnings from limited partnership                                                    (558)                       (558)
      Deferred income taxes                                    (724)                     (1,656)                     (2,380)
      Loss on sale of asset                                                                 327                         327
      Non-cash ESOP compensation                                                            950                         950
      Non-cash fair value of derivatives                                                  1,192                       1,192
      Change in:
         Accounts receivable                                                              9,756                       9,756
         Inventories                                                                        383                         383
         Other assets                                           (35)                     (5,054)                     (5,089)
         Accounts payable, accrued and other                 (1,655)                     (7,485)                     (9,140)
         Distribution from limited partnership                                              675                         675
                                                           --------      --------      --------      --------      --------
             Net cash provided by operating activities        6,025         6,107        30,442       (12,214)       30,360

Cash flows from investing activities:
      Capital expenditures                                                              (13,973)                    (13,973)
      Proceeds from the sale of assets                                                      741                         741
                                                           --------      --------      --------      --------      --------
             Net cash used in investing activities                                      (13,232)                    (13,232)

 Cash flows from financing activities:
      Change in bank overdraft                                                           (1,317)                     (1,317)
      Net borrowings (repayments) under revolver                                            350                         350
      Payments on long-term debt                                                        (13,295)                    (13,295)
      Payment of cash bonus plan                                                           (213)                       (213)
      Debt issuance costs                                                                  (247)                       (247)
      Reduction in note receivable from ESOP                                              2,000                       2,000
      Issued treasury stock                                      72                                                      72
                                                           --------      --------      --------      --------      --------
             Net cash used in financing activities               72                     (12,722)                    (12,650)
                                                           --------      --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents          6,097         6,107         4,488        12,214         4,478
Cash and cash equivalents, at beginning of period                              10        14,919                      14,929
                                                           --------      --------      --------      --------      --------
Cash and cash equivalents, at end of period                $  6,097      $  6,117      $ 19,407      $ 12,214      $ 19,407
                                                           ========      ========      ========      ========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2000
                                 (in thousands)

                                                              Parent      Guarantor   Non-Guarantors Eliminations     Total

Cash flows from operating activities:
      Net income (loss)                                      $ 12,136      $ 16,503      $ 16,503      $(33,006)     $ 12,136
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                         18,985                      18,985
      Amortization of goodwill and other assets                                             4,815                       4,815
      Amortization of debt issue costs                          6,249                       1,173                       7,422
      Earnings from limited partnership                                                      (324)                       (324)
      Deferred income taxes                                    (1,902)                      3,628                       1,726
      Non-cash ESOP compensation                                                              570                         570
      Change in:
         Accounts receivable                                                              (24,015)                    (24,015)
         Inventories                                                                      (15,984)                    (15,984)
         Other assets                                             187                       4,741                       4,928
         Accounts payable, accrued and other                                     10        32,397           (10)       32,397
      Distribution from limited partnership                                                   375                         375
                                                             --------      --------      --------      --------      --------
             Net cash provided by operating activities         16,670        16,513        42,864       (33,016)       43,031

Cash flows from investing activities:
      Capital expenditures                                                                (18,796)                    (18,796)
                                                             --------      --------      --------      --------      --------
             Net cash used in investing activities                                        (18,796)                    (18,796)

 Cash flows from financing activities:
      Change in bank overdraft                                                              6,272                       6,272
      Net repayments under revolver                                                          (350)                       (350)
      Payments on long-term debt                                                           (7,465)                     (7,465)
      Payment of cash bonus plan                                                           (9,557)                     (9,557)
      Debt issuance costs                                                                    (152)                       (152)
      Issued common stock                                         100                                                     100
      Purchased treasury stock                                   (257)                                                   (257)
      Reduction in note receivable from ESOP                                                2,000                       2,000
                                                             --------      --------      --------      --------      --------
             Net cash used in financing activities               (157)                     (9,252)                     (9,409)
                                                             --------      --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents           16,513        16,513        14,816       (33,016)       14,826
Cash and cash equivalents, at beginning of period                                             103                         103
                                                             --------      --------      --------      --------      --------
Cash and cash equivalents, at end of period                  $ 16,513      $ 16,513      $ 14,919      $(33,016)     $ 14,929
                                                             ========      ========      ========      ========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 1999
                                 (in thousands)

                                                              Parent      Guarantor   Non-Guarantors Eliminations     Total

Cash flows from operating activities:
      Net income (loss)                                      $ (2,173)     $  1,432      $  1,432      $ (2,864)     $ (2,173)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                         21,924                      21,924
      Amortization of goodwill and other assets                                             4,860                       4,860
      Amortization of debt issue costs                          5,491                       1,159                       6,650
      Earnings from limited partnership                                                      (775)                       (775)
      Deferred income taxes                                    (1,903)                     (1,460)                     (3,363)
      Non-cash ESOP compensation                                                              407                         407
      Change in:
         Accounts receivable                                                                5,078                       5,078
         Inventories                                                                       (2,763)                     (2,763)
         Other assets                                              86                      (4,183)                     (4,097)
         Accounts payable, accrued and other                      (69)                      8,489                       8,420
      Distribution from limited partnership                                                   990                         990
                                                             --------      --------      --------      --------      --------
             Net cash provided by operating activities          1,432         1,432        35,158        (2,864)       35,158

Cash flows from investing activities:
      Capital expenditures                                                                (14,413)                    (14,413)
      Proceeds from the sale of non-plant assets                                              477                         477
                                                             --------      --------      --------      --------      --------
             Net cash used in investing activities                                        (13,936)                    (13,936)

 Cash flows from financing activities:
      Change in bank overdraft                                                                874                         874
      Net repayments under revolver                                                       (10,000)                    (10,000)
      Payments on long-term debt                                                           (6,979)                     (6,979)
      Payment of cash bonus plan                                                           (7,807)                     (7,807)
      Debt issuance costs                                                                    (163)                       (163)
      Reduction in note receivable from ESOP                                                2,000                       2,000
                                                             --------      --------      --------      --------      --------
             Net cash used in financing activities                                        (22,075)                    (22,075)
                                                             --------      --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents            1,432         1,432          (853)       (2,864)         (853)
Cash and cash equivalents, at beginning of period                                             956                         956
                                                             --------      --------      --------      --------      --------
Cash and cash equivalents, at end of period                  $  1,432      $  1,432      $    103      $ (2,864)     $    103
                                                             ========      ========      ========      ========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 13, 2000 the Audit Committee of the Board of Directors of the Company recommended and approved and the Company's Board of Directors approved, the engagement of PricewaterhouseCoopers LLP ("PwC") to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001. Accordingly, the engagement of Deloitte & Touche LLP ("D&T") as the Company's auditors was discontinued. D&T's reports on the Company's consolidated financial statements for the two years ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's consolidated financial statements for the two years ended June 30, 2000, and during the subsequent interim period preceding such dismissal, (i) the Company had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) D&T did not advise the company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, and (iii) the Company did not consult with D&T on any accounting, auditing or financial reporting matters.

         In connection with the audits of the Company's consolidated financial statements for the year ended June 30, 2001, (i) the Company had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers, LLP, would have caused PricewaterhouseCoopers, LLP to make reference to the matter in their reports; and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

                                                                                           Years of
                                                                                        service with the
                                                                                            Company
Name                        Age    Position                                            or its predecessors
----                        ---    --------                                            -------------------

Hunter W. Henry Jr.          73    Director                                                     3
William A. McMinn            71    Director and Chairman                                       17
Steve A. Nordaker            54    Director                                                     4
Susan O. Rheney              42    Director                                                     5
Gary L. Rosenthal            52    Director                                                     3
John T. Shelton              70    Director                                                    17
Guy E. Sutherland            65    Director                                                     2
B. W. Waycaster              62    Director, President and Chief Executive Officer              9
Carl S. Stutts               54    Executive Vice President, Chief Financial Officer            3
Stephen R. Wright            53    Sr. Vice President, Secretary and General Counsel            5
William F. Howard            58    Sr. Vice President Operations                               25

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

         Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997. Mr. McMinn currently services on the board of Lexicon Genetics. Inc.

         Mr. Nordaker has been a Managing Director of J.P. Morgan Securities Inc. or predecessor merged entities since August 1995. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of J.P. Morgan Partners, an affiliate of J.P. Morgan Securities.

         Ms. Rheney is an independent investor. Ms. Rheney was a principal of The Sterling Group, Inc., an investment banking firm specializing in leveraged buyouts from 1992 to 2000. Ms. Rheney is also a director of American Plumbing & Mechanical, Inc.

         Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. which focuses on investment, acquisition and advice to various businesses since 1994. Mr. Rosenthal currently serves as a director for Oil States International, Inc., Dresser Inc., and Jackson Products Company, Inc. and previously served as Chairman of the Board (1990-1994) and CEO (1994) of Wheatley TXT Corp.

         Mr. Shelton previously served as Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company from 1983 to 1996. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager - Manufacturing/Engineering of Atlantic Richfield Company.

         Mr. Sutherland has held various management positions in Phillips Petroleum Company including President, Phillips Driscopipe, President, Applied Automation, Vice President, Chemicals and Senior Vice President Phillips Chemical Company. Mr. Sutherland was employed by Phillips for 41 years and spent time on Wall Street for the Company as well as in Washington, DC where he was on loan to the government as part of the Presidents Executive Exchange Program. He was Chairman of the NPRA Petrochemical Committee and on the Executive Committee of the NPRA and was active in CMA. He currently serves on the Board of WeststarBank, member Arvest Group, the Advisory Board of ChemConnect, Inc. and as Managing Member of Sutherland-Wheeler Farm LLC.

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

         Mr. Stutts joined the Company in April 1998 as CFO, Vice President of Finance and Corporate Development, and in March 2000 was promoted to Executive Vice President. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies. He is on the Board and the Compensation Committee of Bolder Technologies Corp.

         Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc. In July 1999, he was named Senior Vice President for Law and Administration.

         Mr. Howard has been Vice President Operations of the Company since July 1999, and he was promoted to Senior Vice President Operations in March 2000. He joined the Company in 1976 and has held various positions in Manufacturing and Maintenance. Prior to 1976, Mr. Howard was with Exxon Chemical Company. Mr. Howard has 30 years of experience in the chemicals industry.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 2001.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                        Year(1)           Salary              Bonus
---------------------------                        -------           ------              -----

B. W. Waycaster, President and
  Chief Executive Officer                           2001           $  420,000         $  588,325
                                                    2000              300,000            575,436
                                                    1999              300,000            459,156

Carl S. Stutts, Executive Vice President,
  Chief Financial Officer                           2001           $  228,000         $  319,683
                                                    2000              175,000            335,671
                                                    1999              175,000            267,841

Stephen R. Wright, Senior Vice
  President, Secretary and
  General Counsel                                   2001           $  192,000         $  283,683
                                                    2000              180,000            345,272
                                                    1999              180,000            275,494

William F. Howard, Senior Vice President
  Operations                                        2001           $  174,000         $  253,976
                                                    2000              150,000            223,762

----------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

         The following table sets forth the number and dollar value of exercised and unexercised options held by each of the named executive officers at June 30, 2001.

                                Number of Securities            Value of Unexercised
                               Underlying Unexercised          In-The-Money Options at
                              Options at June 30, 2001             June 30, 2001

                           Exercisable     Not Exercisable   Exercisable     Not Exercisable
                           -----------     ---------------   -----------     ---------------

B.W. Waycaster                6,452            11,048          $341,956          $585,544
William F. Howard             1,667             4,033            88,351           213,749
Carl S. Stutts                5,000             1,000           265,000            53,000
Stephen R. Wright             2,567             3,133           136,051           166,049

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 1, 2001, the number and percentage of the outstanding shares of Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock,
(b) each director of the Company, (c) each of the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner                             Of Common Stock                Common Stock
------------------------------------                             ---------------                ------------

Hunter W. Henry Jr.                                                      --                          --
    1148 Thousand Oaks
    San Marcos, TX 78666

William F. Howard
    1309 Town Circle
    Baytown, TX 77520                                                 4,667  (6)                    0.9%

William A. McMinn                                                    15,000  (1)                    2.8%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046

Steve A. Nordaker                                                        --                          --
    600 Travis, 20th Floor
    Houston, TX 77002

Susan O. Rheney                                                       5,000                         0.9%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046

Gary L. Rosenthal                                                     1,450  (2)                    0.3%
    600 Travis, Suite 6110
    Houston, TX 77002

John T. Shelton                                                      10,000                         1.9%
    3 Inwood Oaks
    Houston, TX 77024

Carl S. Stutts                                                        7,500  (3)                    1.4%
    3801 Swartmore Street
    Houston, TX 77056

Guy E. Sutherland                                                        --                          --
    1821 S.E. Glynnwood Dr.
    Bartlesville, OK 74006-6121

Bill W. Waycaster                                                    46,452  (4)                    8.8%
    Three Riverway, Suite 1500
    Houston, TX 77056

Stephen R. Wright                                                     4,217  (5)                    0.8%
    Three Riverway, Suite 1500
    Houston, TX 77056

All directors and Named Executive
    Officers as a group (11 persons)                                116,257                        21.9%

TPC Holding Corp. ESOP                                              169,000                        31.9%

Capital Southwest Corporation                                        30,000                         5.7%
    12900 Preston Road, Suite 700
    Dallas, TX 75230

Chase Venture Capital Associates, L.P.                               60,000                        11.3%
    380 Madison Avenue
    New York, NY 10017

The Huff Alternative Income Fund, L.P.                               57,778                        10.9%
    67 Park Place
    Morristown, NJ 07960

(1)  Includes 5,000 shares subject to options exercisable as of June 30, 2001.

(2) Does not include 2,000 shares held in Trust for Mr. Rosenthal's descendants. Mr. Rosenthal disclaims beneficial ownership of the shares.

(3)  Includes 5,000 shares subject to options exercisable as of June 30, 2001.

(4)  Includes 6,452 shares subject to options exercisable as of June 30, 2001.

(5)  Includes 2,567 shares subject to options exercisable as of June 30, 2001.

(6)  Includes 1,667 shares subject to options exercisable as of June 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2001. The loan carries an interest rate of 8%.

         In June 1998 the Company issued a loan of $0.2 million to its Executive Vice President and Chief Financial Officer which was paid in full during fiscal year 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and security of the Company. No such expenditures were made in fiscal 2000. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

         In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust (the "Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is to be financed over a 10 year period at a 6% interest rate.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).

         3.2      Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of Form S-4, File No. 333-11569).

         3.3 Certificate of Limited partnership of Texas Petrochemicals LP (incorporated by reference to Exhibit 3.3 of Form 10Q, File No. 333-11569).

         3.4 Agreement of Limited partnership of Texas Petrochemicals LP (incorporated by reference to Exhibit 3.4 of Form 10Q, File No. 333-11569).

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

         4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007 (incorporated by reference to Exhibit 4.3 of Form 10K, File No. 333-11569.

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

         10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10K, File No. 333-11569).

         10.16 Amended and Restated Credit Agreement among TPC Holding Corp., Texas Petrochemicals LP, Chase Bank of Texas-National Association, ABN AMRO North America, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.16 of Form 10K, File No. 333-11569).

         10.17 Note Modification Agreement dated June 30, 2000 between Texas Petrochemicals LP (incorporated by reference to Exhibit 10.17 of Form 10Q, File No. 333-11569).

         10.18 First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.18 of Form 10Q, File No. 333-11569).

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

     (b) Financial Statement Schedules

         Not applicable

     (c) Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 26, 2001.

                                       TEXAS PETROCHEMICAL HOLDINGS, INC.
                                               (Registrant)

                                       By:        /s/ B.W. Waycaster
                                           -------------------------------------
                                                    B.W. Waycaster
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 26, 2001.

     /s/ WILLIAM A. McMINN                    Chairman
-----------------------------------
         William A. McMinn

      /s/ B.W. WAYCASTER                      Director, President and Chief Executive Officer
-----------------------------------
        B.W. Waycaster

     /s/ HUNTER W. HENRY JR.                  Director
-----------------------------------
      Hunter W. Henry Jr.

     /s/ STEVE A. NORDAKER                    Director
-----------------------------------
      Steve A. Nordaker

      /s/ SUSAN O. RHENEY                     Director
-----------------------------------
       Susan O. Rheney

     /s/ GARY L. ROSENTHAL                    Director
-----------------------------------
      Gary L. Rosenthal

      /s/ JOHN T. SHELTON                     Director
-----------------------------------
       John T. Shelton

     /s/ GUY E. SUTHERLAND                    Director
-----------------------------------
      Guy E. Sutherland

       /s/ CARL S. STUTTS                     Executive Vice President,
-----------------------------------           Chief Financial Officer
        Carl S. Stutts