Form 10-Q
period 2001-09-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2001-11-14
CIK 1019101

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    The number of shares of common stock of the registrant outstanding as of November 14, 2001 is 529,445.

--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet as of September 30, 2001 and June 30, 2001                              1

        Consolidated Statement of Operations for the three months ended
        September 30, 2001 and 2000                                                                        2
        Consolidated Statement of Cash Flows for the three months ended
        September 30, 2001 and 2000                                                                        3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                     15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        19

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 19

Item 6. Exhibits and Reports on Form 8-K                                                                  19

Signature                                                                                                 20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           ---------------    --------------
                      ASSETS
Current assets:
      Cash and cash equivalents                                              $    9,423         $   19,407
      Accounts receivable - trade                                                49,449             54,479
      Inventories                                                                31,343             35,574
      Other current assets                                                       19,376             12,295
                                                                             ----------         ----------
          Total current assets                                                  109,591            121,755

Property, plant and equipment, net                                              211,811            213,475
Investment in land held for sale                                                    990                990
Investment in limited partnership                                                 2,502              2,652
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                     9,516              9,913
                                                                             ----------         ----------
          Total assets                                                       $  494,805         $  509,180
                                                                             ==========         ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $    7,117         $    5,829
      Accounts payable - trade                                                   47,936             67,171
      Accrued expenses                                                           13,060             16,819
      Current portion of long-term debt                                           9,610              6,196
                                                                             ----------         ----------
          Total current liabilities                                              77,723             96,015

Revolving line of credit                                                         23,500              2,000
Long-term debt                                                                  323,624            321,593
Deferred income taxes                                                            48,833             50,098
Commitments and contingencies (Note 3)

Common stock held by the ESOP                                                    25,857             15,300
Less: unearned compensation                                                     (10,293)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and
        100,000 shares non-voting authorized, 529,445 voting
        shares issued and outstanding                                                5                  5
      Additional paid in capital                                                 38,097             38,361
      Treasury stock                                                               (188)              (188)
      Accumulated deficit                                                       (24,751)           (14,004)
      Unallocated ESOP shares                                                    (7,602)              -
                                                                             -----------        ----------
          Total stockholders' equity                                              5,561             24,174
                                                                             ----------         ----------
              Total liabilities and stockholders' equity                     $  494,805         $  509,180
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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ---------------------------------
                                                                                 2001              2000
                                                                           --------------     --------------
Revenues                                                                     $   154,922        $   220,588
Cost of goods sold                                                               153,144            195,620
Non-cash ESOP compensation                                                            69                155
Depreciation and amortization                                                      5,056              6,122
                                                                             -----------        -----------
      Gross profit (loss)                                                         (3,347)            18,691

Selling, general and administrative expenses                                       2,698              2,646
                                                                             -----------        -----------
           Income (loss) from operations                                          (6,045)            16,045

Interest expense                                                                   9,613              9,750

Other income (expense)
      Non-cash change in fair value of derivatives                                  (706)              (364)
      Other, net                                                                      56                 77
                                                                             -----------        -----------
                                                                                    (650)              (287)

           Income (loss) before income taxes and cumulative
           effect of accounting change                                           (16,308)             6,008

Provision (benefit) for income taxes                                              (5,561)             2,694

           Cumulative effect of accounting change                                      -               (410)
                                                                             -----------        -----------
           (net of  $221 income tax benefit)

           Net income (loss)                                                 $   (10,747)       $     2,904
                                                                             ============       ===========

Basic income (loss) per share

           Income (loss) before cumulative effect of accounting change       $    (21.68)       $      6.47
           Cumulative effect of accounting change                                                      (.80)
                                                                             -----------        -----------
           Income (loss) per share                                           $    (21.68)       $      5.67
                                                                             ===========        ===========

Weighted average shares outstanding - basic                                      495,808            511,945
                                                                             ===========        ===========

Diluted income (loss) per share

           Income (loss) before cumulative effect of accounting change       $    (21.68)       $      6.18
           Cumulative effect of accounting change                                                      (.77)
                                                                             -----------        -----------
           Income (loss) per share                                           $    (21.68)       $      5.41
                                                                             ============       ===========

Weighted average shares outstanding - diluted                                    495,808            536,422
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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ---------------------------------
                                                                                 2001              2000
                                                                           --------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                     $   (10,747)        $    2,904
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation of fixed assets                                                5,056              4,976
      Amortization of goodwill and other assets                                       -              1,146
      Amortization of debt issuance costs and deferred premium                      301              2,021
      Earnings from limited partnership                                               -                (60)
      Deferred income taxes                                                         656               (593)
      Non-cash ESOP compensation                                                     69                155
      Non-cash change in fair value of derivatives                                  706                995
      Change in:
         Accounts receivable                                                      5,030             (2,370)
         Inventories                                                              4,231                893
         Other assets                                                            (6,177)            (1,980)
         Accounts payable                                                       (19,235)            (1,858)
         Accrued expenses                                                        (3,759)            (4,874)
      Distribution from limited partnership                                         150                150
                                                                            -----------         ----------
             Net cash provided by (used in) operating activities                (23,719)             1,505

Cash flows from investing activities:
      Capital expenditures                                                       (3,392)            (3,458)
                                                                            -----------         ----------
             Net cash used in investing activities                               (3,392)            (3,458)

 Cash flows from financing activities:
      Change in bank overdraft                                                    1,288             (1,083)
      Net borrowings under revolver                                              21,500                400
      Payments on long-term debt                                                 (3,374)            (7,742)
      Payment of cash bonus plan                                                      -               (213)
      Purchase of share by ESOP                                                  (2,287)               500
                                                                            -----------          ---------
      Net cash provided by (used in) financing activities                        17,127             (8,138)
                                                                            -----------         ----------

Net decrease in cash and cash equivalents                                        (9,984)           (10,091)

Cash and cash equivalents, at beginning of period                                19,407             14,929
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $     9,423         $    4,838
                                                                            ===========         ==========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as the "Company". The Company, through its facility in Houston, Texas, is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packing.

      On July 1, 2000, the Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provision of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding, Corp., the Texas Petrochemicals LP immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organization form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

      The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene. Methanol and isobutane are purchased at prices linked to prevailing market prices.

      GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


for the interim period ended September 30, 2001. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2001. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

      INCOME PER SHARE

      The basic and diluted weighted average shares outstanding used in the computation of income per share are net of 67,275 and 15,000 shares held by the Employee Stock Ownership Plan ("ESOP"), that are not allocated to employees as of September 30, 2001 and 2000, respectively. The diluted weighted average shares outstanding for the three months ended September 30, 2000 include the dilutive effect of stock options outstanding of 6,977 shares. The effect of unallocated ESOP shares and stock options was not dilutive for the three months ended September 30, 2001 for purposes of calculating dilutive income (loss) per share.


2.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Finished goods                                                      $   19,289         $   13,583
         Raw materials                                                           10,676             20,497
         Chemicals and supplies                                                   1,378              1,494
                                                                             ----------         ----------
                                                                             $   31,343         $   35,574
                                                                             ==========         ==========

OTHER CURRENT ASSETS:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Catalyst inventory                                                  $    6,934         $    5,389
         Other receivables                                                        4,677              4,929
         Prepaid and other                                                        7,765              1,977
                                                                             ----------         ----------
                                                                             $   19,376         $   12,295
                                                                             ==========         ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

PROPERTY, PLANT AND EQUIPMENT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Chemical plants                                                     $   300,379        $   300,379
         Construction in progress                                                 21,096             17,704
         Other                                                                     5,839              5,839
                                                                             -----------        -----------
                                                                                 327,314            323,922
         Less accumulated depreciation                                           115,503            110,447
                                                                             -----------        -----------
                                                                             $   211,811        $   213,475
                                                                             ===========        ===========

ACCRUED EXPENSES:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Accrued interest                                                    $    8,309         $   12,439
         Property and sales taxes                                                 2,886              2,320
         Federal and state income taxes                                            -                   213
         Other                                                                    1,865              1,847
                                                                             ----------         ----------
                                                                             $   13,060         $   16,819
                                                                             ==========         ==========

LONG TERM DEBT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Bank Credit Agreement:
              Term A Loan                                                    $     6,769        $     8,237
              Term B Loan                                                         34,364             35,295
              Revolving Credit Loans                                              23,500              2,000
         Senior Subordinated Notes                                               225,000            225,000
         Discount Notes                                                           57,650             57,650
         Deferred premium on Senior Subordinated Notes                             1,527              1,607
         Loan commitment - ESOP                                                    5,315              -
         Note payable for insurance premium                                        2,609               -
                                                                             -----------        -----------
                                                                                 356,734            329,789
         Less current maturities                                                   9,610              6,196
                                                                             -----------        -----------
         Long-term debt                                                      $   347,124        $   323,593
                                                                             ===========        ===========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      The Bank Credit Agreement provided for term loans in the amount of $130 million and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Loan and Term A Loan at September 30, 2001 and 2000 and 3.00% for the Term B Loan at September 30, 2001 and 2000, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and .50% for at September 30, 2001 and 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations. The Company obtained a second amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage for fourth quarter of fiscal 2001 and first quarter of fiscal 2002.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      The Company received a Notice of Violation ("NOV") on March 10, 2000 from the Environmental Protection Agency ("EPA") relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

      Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

      ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

      There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") of 1990 or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

4.    ACCOUNTING CHANGE

      On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, and Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle, net of tax. The cumulative effect on earnings was a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

         In July 2001, the Company adopted SFAS No. 142 "Goodwill and other Intangible Assets". Accordingly, the Company no longer amortizes goodwill but rather tests for goodwill impairment. Under the guidance of SFAS No. 142, the Company has six months from the date of adoption to perform the test. To date the Company has not completed this test.


5.  EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust (the "Trust") purchased 69,000 shares of common stock of Texas Petrochemicals Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been reflected as a contra account in shareholders' equity. The seller financing portion of the offer was financed with a $5.3 million note issued from the Trust to the selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. The Company has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. The Company's contribution to the Employee Stock Ownership Plan ("ESOP") for the three months ended September 30, 2001 was $0.2 million, which was reported as compensation expense.

      The employees of the ESOP have the option to put their allocated shares back to the Company at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee. Beginning in fiscal 2002 qualifying employees will be allowed to exercise their put option.

6.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 2001
                                 (in thousands)

                                                        Parent     Guarantor  Non-Guarantors  Eliminations     Total
ASSETS
Current assets:
      Cash and cash equivalents                        $ 9,290     $            $    133      $              $  9,423
      Accounts receivable - trade                                                 49,449                       49,449
      Inventories                                                                 31,343                       31,343
      Other current assets                                                        19,657           (281)       19,376
                                                       -------     -------      --------      ---------      --------
          Total current assets                           9,290                   100,582           (281)      109,591

Property, plant and equipment, net                                               211,811                      211,811
Investments in land held for sale                                                    990                          990
Investment in and advances to limited partnership                                  2,502                        2,502
Goodwill, net                                                                    160,395                      160,395
Other assets, net of accumulated amortization              267                     9,249                        9,516
Consolidated subsidiaries                               78,340      78,340                     (156,680)
                                                       -------     -------      --------      ---------      --------
          Total assets                                 $87,897     $78,340      $485,529      $(156,961)     $494,805
                                                       =======     =======      ========      =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                   $           $            $  7,117      $              $  7,117
      Accounts payable - trade                                                    47,936                       47,936
      Payable to Affilate                                  281                                     (281)
      Accrued expenses                                   1,946                    11,114                       13,060
      Current portion of long-term debt                                            9,610                        9,610
                                                       -------     -------      --------      ---------      --------
          Total current liabilities                      2,227                    75,777           (281)       77,723

Revolving line of credit                                                          23,500                       23,500
Long-term debt                                          57,650       5,315       260,659                      323,624
Deferred income taxes                                   (9,975)                   58,808                       48,833

Common stock held by the ESOP                           25,857                                                 25,857
Less: unearned compensation                            (10,293)                                               (10,293)

Stockholders' equity:
      Partners' equity                                                            78,340        (78,340)
      Common Stock                                           5                                                      5
      Additional paid in capital                        38,097      75,805                      (75,805)       38,097
      Treasury stock                                      (188)                                                  (188)
      Accumulated earnings (deficit)                   (24,751)      2,535                       (2,535)      (24,751)
      Note receivable - Parent                           9,268                    (9,268)
      Unallocated ESOP shares                                       (5,315)                      (2,287)       (7,602)
      Advance to General partner                                                  (2,287)         2,287
                                                       -------     -------      --------      ---------      --------
        Total stockholders' equity                      22,431      73,025        66,785       (156,691)        5,561
                                                       -------     -------      --------      ---------      --------
           Total liabilities and stockholders' equity  $87,897     $78,340      $485,529      $(156,961)     $494,805
                                                       =======     =======      ========      =========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2001
                                 (in thousands)

                                                        Parent    Guarantor  Non-Guarantors  Eliminations  Total
ASSETS
Current assets:
      Cash and cash equivalents                        $           $            $ 19,407    $            $ 19,407
      Accounts receivable - trade                                                 54,479                    54,479
      Inventories                                                                 35,574                    35,574
      Other current assets                                (192)                   12,487                    12,295
                                                       -------     -------      --------    ---------     --------
          Total current assets                            (192)                  121,947                  121,755

Property, plant and equipment, net                                               213,475                  213,475
Investments in land held for sale                                                    990                      990
Investment in and advances to limited partnership                                  2,652                    2,652
Goodwill, net                                                                    160,395                  160,395
Other assets, net of accumulated amortization              349                     9,564                    9,913
Consolidated subsidiaries                               87,648      87,648             -     (175,296)         -
                                                       -------     -------      --------    ---------     --------
          Total assets                                 $87,805     $87,648      $509,023    $(175,296)    $509,180
                                                       =======     =======      ========    =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                   $           $            $  5,829    $            $  5,829
      Accounts payable - trade                                                    67,171                   67,171
      Payable to Parent                                                              213         (213)
      Accrued expenses                                                            16,606          213       16,819
      Current portion of long-term debt                                            6,196                    6,196
                                                       -------     -------      --------    ---------     --------
          Total current liabilities                                               96,015                   96,015

Revolving line of credit                                                           2,000                    2,000
Long-term debt                                          57,650                   263,943                  321,593
Deferred income taxes                                   (9,319)                   59,417                   50,098

Common stock held by the ESOP                           15,300                                             15,300
Less: unearned compensation

Stockholders' equity:
      Partners' Equity                                                            87,648      (87,648)
      Common Stock                                           5                                                  5
      Additional paid in capital                        38,361      75,805                    (75,805)      38,361
      Accumulated deficit                              (14,004)     11,843                    (11,843)     (14,004)
      Treasury stock                                      (188)                                              (188)
                                                       -------     -------      --------    ---------     --------
        Total stockholders' equity                      24,174      87,648        87,648     (175,296)      24,174
                                                       -------     -------      --------    ---------     --------
            Total liabilities and stockholders' equity $87,805     $ 87,648     $509,023    $(175,296)    $509,180
                                                       =======     ========     ========    =========     ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 2001
                                 (in thousands)

                                                         Parent     Guarantor  Non-Guarantors  Eliminations     Total
Revenues                                               $            $           $154,922         $            $154,922
Cost of goods sold                                                               153,144                       153,144
Non-cash ESOP compensation                                                            69                            69
Depreciation and amortization                                                      5,056                         5,056
                                                                                --------                       -------
      Gross profit (loss)                                                         (3,347)                       (3,347)
Selling, general and administrative expenses                42                     2,656                         2,698
                                                       -------      ------      --------         ------       --------
           Income (loss) from operations                   (42)                   (6,003)                       (6,045)
Interest expense                                         2,002                     7,611                         9,613
Other income (expense)                                      20                      (670)                         (650)
                                                      --------      ------      --------         ------       --------
           Income (loss) before income taxes            (2,024)                  (14,284)
(16,308)
      Provision (benefit) for income taxes                (654)                   (4,907)                       (5,561)
Equity in net income of subsidiaries                    (9,377)     (9,377)                       18,754
                                                      --------     -------      --------         -------      --------
           Net income (loss)                          $(10,747)    $(9,377)     $ (9,377)        $18,754      $(10,747)
                                                      ========     =======      ========         =======      ========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                      Three Months Ended September 30, 2000
                                 (in thousands)

                                                      Parent   Guarantor  Non-Guarantors  Eliminations     Total
Revenues                                            $           $            $220,588      $             $220,588
Cost of goods sold                                                            195,620                     195,620
Non-cash ESOP compensation                                                        155                         155
Depreciation and amortization                                                   6,122                       6,122
                                                                             --------                    --------
      Gross profit                                                             18,691                      18,691
Selling, general and administrative expenses             10                     2,636                       2,646
                                                    -------     ------        --------     -------       --------
           Income (loss) from operations                (10)                   16,055                      16,045
Interest expense                                      1,721                     8,029                       9,750
Other income (expense)                                                           (287)                       (287)
                                                    -------     ------        --------     -------       --------
           Income (loss) before income taxes         (1,731)                    7,739                       6,008
Provision (benefit) for income taxes                   (574)                    3,268                       2,694
Equity in net income of subsidiaries                  4,061      4,061              -       (8,122)             -
Cumulative effect of accounting change, net of tax        -          -           (410)           -           (410)
                                                    -------     ------        -------      -------       --------
           Net income                               $ 2,904     $4,061        $ 4,061      $(8,122)      $  2,904
                                                    =======     ======        =======      ========      ========




                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 2001
                                 (in thousands)

                                                         Parent     Guarantor  Non-Guarantors  Eliminations     Total
Cash flows from operating activities:
      Net income (loss)                                $ (10,747)     $(9,377)    $(9,377)     $  18,754    $(10,747)
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                  5,056                      5,056
      Amortization of debt issue costs                                                301                        301
      Deferred income taxes                                1,215                     (559)                       656
      Non-cash ESOP compensation                                                       69                         69
      Non-cash change in fair value of derivatives                                    706                        706
      Change in:
         Accounts receivable                                                        5,030                      5,030
         Inventories                                                                4,231                      4,231
         Other assets                                     (1,769)                  (4,408)                    (6,177)
         Accounts payable, accrued and other               1,946                  (24,940)                   (22,994)
      Distribution from limited partnership                                           150                        150
                                                       ---------      -------     -------      ---------    --------
             Net cash provided by operating activities    (9,355)     (9,377)     (23,741)        18,754     (23,719)
Cash flows from investing activities:
      Capital expenditures                                                         (3,392)                    (3,392)
                                                       ---------      -------     -------      ---------    --------
             Net cash used in investing activities                                 (3,392)                    (3,392)

 Cash flows from financing activities:
      Change in bank overdraft                                                      1,288                      1,288
      Net repayments under revolver                                                21,500                     21,500
      Payments on long-term debt                                                   (3,374)                    (3,374)
      Note receivable - Parent                                                     (9,268)         9,268
      Note receivable - ESOP                                                       (2,287)                    (2,287)
                                                       ---------      -------     -------      ---------    --------
                  Net cash used in financing activities                             7,859          9,268      17,127


Net increase (decrease) in cash and cash equivalents     (9,355)       (9,377)    (19,274)        28,022      (9,984)
Cash and cash equivalents, at beginning of period                                  19,407                     19,407
                                                       --------       -------     -------      ---------    --------
Cash and cash equivalents, at end of period            $ (9,355)      $(9,377)    $   133      $  28,022    $  9,423
                                                       ========       =======     =======      =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 2000
                                 (in thousands);

                                                         Parent     Guarantor  Non-Guarantors  Eliminations     Total
Cash flows from operating activities:
      Net income (loss)                                $   2,904      $ 4,061     $ 4,061      $  (8,122)    $  2,904
      Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation of fixed assets                                                  4,976                       4,976
      Amortization of goodwill and other assets                                     1,146                       1,146
      Amortization of debt issue costs                     1,720                      301                       2,021
      Earnings from limited partnership                                               (60)                        (60)
      Deferred income taxes                                 (576)                     (17)                       (593)
      Non-cash ESOP compensation                                                      155                         155
      Non-cash change in FV of derivatives                                            995                         995
      Change in:
         Accounts receivable                                                       (2,370)                     (2,370)
         Inventories                                                                  893                         893
         Other assets                                         13                   (1,993)                     (1,980)
         Accounts payable, accrued and other                   -           (7)     (6,725)                     (6,732)
      Distribution from Limited partnership                                           150                         150
                                                          ------      -------     -------      ---------     --------
             Net cash provided by operating activities     4,061        4,054       1,512         (8,122)       1,505

Cash flows from investing activities:
      Capital expenditures                                                         (3,458)                     (3,458)
                                                          ------      -------     --------     ---------     --------
             Net cash used in investing activities                                 (3,458)                     (3,458)

 Cash flows from financing activities:
      Change in bank overdraft                                                     (1,083)                    (1,083)
      Net repayments under revolver                                                   400                        400
      Payments on long-term debt                                                   (7,742)                    (7,742)
      Payment of cash bonus plan                                                     (213)                      (213)
      Reduction in note receivable from ESOP                                          500                        500
                                                          ------      -------     -------      ---------    --------
             Net cash used in financing activities                                 (8,138)                    (8,138)
                                                          ------      -------     -------      ---------    --------

Net increase (decrease) in cash and cash equivalents       4,061        4,054     (10,084)        (8,122)    (10,091)
Cash and cash equivalents, at beginning of period                          10      14,919                     14,929
                                                          ------      -------     -------      ---------    --------
Cash and cash equivalents, at end of period               $4,061      $ 4,064     $ 4,835      $  (8,122)   $  4,838
                                                          ======      =======     =======      =========    ========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate), specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which significantly increased the demand for MTBE in the early 1990's.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. In addition certain States have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA, has not yet established an MCL, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCL.

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

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

REVENUES

      The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three months ended September 30, 2001 and 2000.

Revenues

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                           2001                 2000
                                                                      --------------      ---------------
                                                                              (DOLLARS IN MILLIONS)
Butadiene                                                            $  28.5      18%    $   44.3      20%
Fuel Products (1)                                                       86.7      56        129.7      59
Specialty Products(2)                                                   36.8      24         42.0      19
Other(3)                                                                 2.9       2          4.6       2
                                                                     -------    ----     --------   -----
Total                                                                $ 154.9     100%    $  220.6     100%
                                                                     =======     ===     ========     ===

----------
(1)  Includes revenue from sales of MTBE, butene-2 and alkylate
(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.
(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                              2001           2000
                                                                            -------         ------
                                                                   (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                                                     182.4         217.2
Fuel Products(1)                                                              105.1         110.5
Specialty Products                                                            157.8         160.5

----------
(1) Volumes in millions of gallons. Includes 81.9 million and 94.8 million gallons of MTBE sales, of which 31.6 million and 29.1 million gallons of finished MTBE purchased for resale for the three months ended September 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                         2001                 2000
                                                                    --------------     ---------------
                                                                            (DOLLARS IN MILLIONS)
Revenues                                                           $154.9     100%    $  220.6     100%
Cost of goods sold                                                  153.1      99        195.6      89
Non-cash ESOP compensation                                            0.1       -          0.2       -
Depreciation and amortization                                         5.0       3          6.1       3
                                                                   ------   -----     --------   -----
      Gross profit                                                   (3.3)     (2)        18.7       8
Selling, general and administrative expenses                          2.7       2          2.6       1
                                                                   ------   -----     --------   -----
      Income from operations                                       $ (6.0)     (4)%   $   16.1       7%
                                                                   ======   =====     ========   =====

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

   REVENUES

      The Company's revenues decreased by approximately 30%, or $65.7 million, to $154.9 million for the three months ended September 30, 2001 from $220.6 million for the three months ended September 30, 2000. Butadiene sales revenues decreased as a result of lower sales prices and sales volumes as compared to the prior year quarter. Butadiene sales prices and sales volumes were lower during the current period a decline in customer demand. Fuel products sales revenues decreased principally due to lower MTBE sales prices. MTBE sales prices were lower during the current period as a result of decreases in gasoline prices and lower consumer demand. Specialty products sales revenues were slightly lower than the prior years quarter due to lower sales volumes and lower hydrocarbon values.

GROSS PROFIT

      Gross profit decreased by $22.0 million, to ($3.3) million for the three months ended September 30, 2001 from $18.7 million for the three months ended September 30, 2000. Gross margin during this period decreased to (2.2%) from 8.5%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August resulted in a reduction of MTBE production of approximately 30 percent during the current quarter, compared to the prior year quarter adjusted for the turnaround in August 2000. The repairs during the current quarter included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current quarter were higher than planned due to the operational outages sustained at the end of fiscal 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current quarter. The resulting higher cost raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product values during the quarter. These declines negatively impacted the unit margins in the fuel products and butadiene businesses.

   INCOME FROM OPERATIONS

      Income from operations decreased $22.1 million, to ($6.0) million for the three months ended September 30, 2001 from $16.1 million for the three months ended September 30, 2000. Operating margin during this period decreased to (3.9%) from 7.3%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs remained unchanged from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

      Net cash used by operating activities was $23.7 million for the three months ended September 30, 2001 compared to $1.5 million net cash provided million for the three months ended September 30, 2000. The decrease of $25.2 million was primarily caused by a $13.7 million decrease in net income and an $11.5 million increase in working capital during the current period. Net cash used in investing activities was $3.4 million for the three months ended September 30, 2001 compared to

$3.5 million for the three months ended September 30, 2000. Net cash provided by financing activities was $17.1 million for the three months ended September 30, 2001 compared to $8.1 million net cash used for the three months ended September 30, 2000. The increase of $25.2 million was attributable primarily to borrowing under the revolving credit facility to satisfy current operating needs.

   LIQUIDITY

           The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Beginning January 2002, a semiannual cash interest payment of $3.9 million is required under the Discount Notes, which were issued directly by Texas Petrochemicals Holdings, Inc. As a stand-alone entity Texas Petrochemical Holdings, Inc. does not maintain operations that generate cash flow to meet these interest payments. Texas Petrochemicals LP maintains substantially all operating cash flow for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Senior Subordinate Notes. On August 10, 2001 Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that Texas Petrochemicals LP will be able to continue to fund cash payments to Texas Petrochemicals Holding, Inc. to meet additional future interest requirements. Additionally, beginning in fiscal 2002 qualifying employees will be allowed to exercise their put option under the terms of the ESOP (See Footnote 5 on Page
9). The future funding for the exercise of the put option is expected to come from Texas Petrochemicals LP. No commitment or requirement exists for Texas Petrochemicals LP to make such funding. The Company estimates that the current value of the put options exercisable in the fiscal year 2002 at approximately $1 million.

      The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company maintained a cash balance of $9.4 million as of September 30, 2001. Additionally, the Company has a $40 million Revolving Credit Facility of which $23.5 million was used at September 30, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity in the current quarter has been impacted by a decline in operating results, changes in working capital, and funding of $2.5 million to the ESOP. While the Company currently has availability of funds under the Revolving Credit Facility there can be no guarantee that such availability will be sufficient in the future. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, the Subordinated Notes and the Discount Notes. The Bank Credit Agreement, the Subordinated Notes and the Discount Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations. The Company obtained a second amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for three months ended September 30, 2001 were $3.4 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes in the Company's risk sensitive instruments during the three months ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

       10.17 Second Amendment to Amended and Restated Credit Agreement by and among Texas Petrochemicals LP, TPC Holdings and Chase Manhattan Bank

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TEXAS PETROCHEMICAL HOLDINGS, INC.
                                               (Registrant)




Dated: November 14, 2001             By:        /s/ CARL S. STUTTS
                                        ----------------------------------------
                                                     (Signature)
                                                   Carl S. Stutts
                                              Executive Vice President,
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.17 Second Amendment to Amended and Restated Credit Agreement by and among Texas Petrochemicals LP, TPC Holdings and Chase Manhattan Bank