Form 10-Q
period 2001-12-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2002-02-13
CIK 1019101

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

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ........... TO ...............

                        COMMISSION FILE NUMBER 333-37811

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

         The number of shares of common stock of the registrant outstanding as of February 13, 2002 is 529,445.

--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet as of December 31, 2001 and June 30, 2001           1

        Consolidated Statement of Operations for the three months and six months
        ended December 31, 2001 and 2000                                               2

        Consolidated Statement of Cash Flows for the six months ended
        December 31, 2001 and 2000                                                     3

        Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                    22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             23

Item 4. Submission of Matters to a Vote of Security Holders                           23

Item 6. Exhibits and Reports on Form 8-K                                              23

Signature                                                                             24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              DECEMBER 31,      JUNE 30,
                                                                                 2001            2001
                                                                              ------------    ------------
                  ASSETS
Current assets:
      Cash and cash equivalents                                               $      9,795    $     19,407
      Accounts receivable - trade                                                   46,101          54,479
      Inventories                                                                   15,629          35,574
      Other current assets                                                          17,753          12,295
                                                                              ------------    ------------
          Total current assets                                                      89,278         121,755

Property, plant and equipment, net                                                 207,684         213,475
Investment in land held for sale                                                       990             990
Investment in limited partnership                                                    2,439           2,652
Goodwill, net                                                                      160,395         160,395
Other assets, net of accumulated amortization                                        9,241           9,913
                                                                              ------------    ------------
          Total assets                                                        $    470,027    $    509,180
                                                                              ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                          $      1,805    $      5,829
      Accounts payable - trade                                                      30,283          67,171
      Accrued expenses                                                              20,578          16,819
      Current portion of long-term debt                                              9,468           6,196
                                                                              ------------    ------------
          Total current liabilities                                                 62,134          96,015

Revolving line of credit                                                            18,500           2,000
Long-term debt                                                                     321,234         321,593
Deferred income taxes                                                               49,086          50,098
Commitments and contingencies (Note 3)

Common stock held by the ESOP                                                       24,673          15,300
Less: unearned compensation                                                         (9,570)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 shares non-voting authorized, 529,445 voting
         shares issued and outstanding                                                   5               5
      Additional paid in capital                                                    37,848          38,361
      Treasury stock                                                                  (188)           (188)
      Accumulated deficit                                                          (26,288)        (14,004)
      Unallocated ESOP shares                                                       (7,407)             --
                                                                              ------------    ------------
          Total stockholders' equity                                                 3,970          24,174
                                                                              ------------    ------------
              Total liabilities and stockholders' equity                      $    470,027    $    509,180
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               DECEMBER 31,              DECEMBER 31,
                                                        ----------------------    ----------------------
                                                          2001          2000         2001         2000
                                                        ---------    ---------    ---------    ---------
Revenues                                                $ 139,314    $ 202,710    $ 294,236    $ 423,298
Cost of goods sold                                        126,246      189,192      279,390      384,811
Non-cash ESOP compensation                                     57          265          126          420
Depreciation                                                5,086        4,988       10,142        9,965
Amortization of goodwill                                       --        1,146           --        2,292
                                                        ---------    ---------    ---------    ---------
      Gross profit                                          7,925        7,119        4,578       25,810

Selling, general and administrative expenses                2,682        2,403        5,380        5,049
                                                        ---------    ---------    ---------    ---------
       Income (loss) from operations                        5,243        4,716         (802)      20,761

Interest expense                                            9,475        9,598       19,088       19,348

Other income (expense)
       Non-cash change in fair value of derivatives           630          216          (76)        (148)
       Other, net                                             135          178          191          255
                                                        ---------    ---------    ---------    ---------
                                                              765          394          115          107
           Income (loss) before income taxes and
           cumulative effect of accounting change          (3,467)      (4,488)     (19,775)       1,520

Provision (benefit) for income taxes                       (1,217)        (458)      (6,779)       2,236
                                                        ---------    ---------    ---------    ---------

Cumulative effect of accounting change
    (net of $221 income tax benefit)                                                                (410)
            Net loss                                    $  (2,250)   $  (4,030)   $ (12,996)   $  (1,126)
                                                        =========    =========    =========    =========
Basic loss per share

           Loss before cumulative effect of
           accounting change                            $   (3.32)   $  (11.41)   $  (24.73)   $   (5.02)
           Cumulative effect of accounting change                                                   (.80)
                                                        ---------    ---------    ---------    ---------
           Loss per share                               $   (3.32)   $  (11.41)   $  (24.73)   $   (5.82)
                                                        =========    =========    =========    =========
Weighted average shares outstanding - basic               463,033      516,945      496,670      514,445
                                                        =========    =========    =========    =========
Diluted loss per share

           Loss before cumulative effect of
           accounting change                            $   (3.32)   $  (11.41)   $  (24.73)   $   (5.02)
           Cumulative effect of accounting change                                                   (.80)
                                                        ---------    ---------    ---------    ---------
           Loss per share                               $   (3.32)   $  (11.41)   $  (24.73)   $   (5.82)
                                                        =========    =========    =========    =========
Weighted average shares outstanding - diluted             463,033      516,945      496,670      514,445
                                                        =========    =========    =========    =========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                      ------------------------
                                                                         2001           2000
                                                                      ---------      ---------
Cash flows from operating activities:
      Net loss                                                        $ (12,996)     $  (1,126)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation of fixed assets                                       10,142          9,965
      Amortization of goodwill and other assets                              --          2,292
      Amortization of debt issuance costs and deferred premium              601          4,016
      Earnings from investment in limited partnership                       (50)          (288)
      Deferred income taxes                                              (1,969)          (573)
      Non-cash ESOP compensation                                            126            420
      Non-cash change in fair value of derivatives                           76            780
      Change in:
         Accounts receivable                                              8,378        (14,630)
         Inventories                                                     19,945         (6,852)
         Other assets                                                    (2,163)        (3,909)
         Accounts payable                                               (36,888)        (2,188)
         Accrued expenses                                                 4,715         (1,202)
Distribution from investment in limited partnership                         263            325
                                                                      ---------      ---------
             Net cash used in operating activities                       (9,820)       (12,970)

Cash flows from investing activities:
      Capital expenditures                                               (4,351)        (6,800)
                                                                      ---------      ---------
             Net cash used in investing activities                       (4,351)        (6,800)

 Cash flows from financing activities:
      Change in bank overdraft                                           (4,024)           331
      Net borrowings under revolver                                      16,500         13,350
      Payments on long-term debt                                         (5,825)        (9,591)
      Purchase ESOP shares                                               (2,482)          (213)
      Issuance of treasury stock                                             --             72
      Reduction in note receivable from ESOP                                390          1,000
                                                                      ---------      ---------
                Net cash provided by financing activities                 4,559          4,949
                                                                      ---------      ---------

Net decrease in cash and cash equivalents                                (9,612)       (14,821)

Cash and cash equivalents, at beginning of period                        19,407         14,929
                                                                      ---------      ---------
Cash and cash equivalents, at end of period                           $   9,795      $     108
                                                                      =========      =========



          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as the "Company" herein. The Company, through its facility in Houston, Texas, is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the second largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) butene-1, used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

      On July 1, 2000, Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provision of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Texas Petrochemicals LP immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change had no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

   GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been made which are necessary to fairly present the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the interim period ended December 31, 2001. The results of the interim period should not be

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K for the year ended June 30, 2001. Certain amounts from prior periods have been reclassified to conform to current period presentation.

   INCOME (LOSS) PER SHARE

      The basic and diluted weighted average shares outstanding used in the computation of income per share are net of 65,550 and 15,000 shares held by the Employee Stock Ownership Plan ("ESOP"), that are not allocated to employees as of December 31, 2001 and 2000, respectively. For the three and six months ended December 31, 2001, income (loss) used in calculating the basic and diluted income (loss) per share has been increased by $0.7 million which reflects a decrease in the market value of shares allocated to employees. For the three and six months ended December 31, 2000, income (loss) used in calculating the basic and diluted income (loss) per share has been reduced by $1.9 million, which reflects the increase in the market value of shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. The effect of unallocated ESOP shares and stock options was not dilutive for the three and six months ended December 31, 2001 and 2000 for purposes of calculating dilutive income (loss) per share.


2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                              DECEMBER 31,       JUNE 30,
                                  2001             2001
                              ------------     ------------
Finished goods                $      8,353     $     13,583
Raw materials                        5,787           20,497
Chemicals and supplies               1,489            1,494
                              ------------     ------------
                              $     15,629     $     35,574
                              ============     ============

OTHER CURRENT ASSETS:

                              DECEMBER 31,       JUNE 30,
                                  2001             2001
                              ------------     ------------
Catalyst inventory            $      5,792     $      5,389
Other receivables                    3,701            4,929
Prepaid and other                    8,260            1,977
                              ------------     ------------
                              $     17,753     $     12,295
                              ============     ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

PROPERTY, PLANT AND EQUIPMENT:

                                                     DECEMBER 31,       JUNE 30,
                                                         2001              2001
                                                     ------------     ------------
Chemical plants                                      $    304,028     $    300,379
Construction in progress                                   17,737           17,704
Other                                                       6,508            5,839
                                                     ------------     ------------
                                                          328,273          323,922
Less accumulated depreciation                             120,589          110,447
                                                     ------------     ------------
                                                     $    207,684     $    213,475
                                                     ============     ============

ACCRUED EXPENSES:

                                                     DECEMBER 31,       JUNE 30,
                                                         2001              2001
                                                     ------------     ------------
Accrued interest                                     $     16,449     $     12,439
Property and sales taxes                                    3,430            2,320
Federal and state income taxes                                 --              213
Other                                                         699            1,847
                                                     ------------     ------------
                                                     $     20,578     $     16,819
                                                     ============     ============

LONG TERM DEBT:

                                                     DECEMBER 31,       JUNE 30,
                                                         2001              2001
                                                     ------------     ------------
Bank Credit Agreement:
     Term A Loan                                     $      5,467     $      8,237
     Term B Loan                                           34,151           35,295
     Revolving Credit Facility                             18,500            2,000
Senior Subordinated Notes                                 225,000          225,000
Discount Notes                                             57,650           57,650
Deferred premium on Senior Subordinated Notes               1,446            1,607
Loan commitment - ESOP                                      5,315               --
Note payable for insurance premium                          1,673               --
                                                     ------------     ------------
                                                          349,202          329,789
Less current maturities                                     9,468            6,196
                                                     ------------     ------------
Long-term debt                                       $    339,734     $    323,593
                                                     ============     ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      The Bank Credit Agreement originally provided for term loans in the amount of $130 million and a Revolving Credit Facility up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Facility and Term A Loan at December 31, 2001 and 2000 and 3.00% for the Term B Loan at December 31, 2001 and 2000, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and 0.5% for at December 31, 2001 and 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, maintenance of certain financial ratios, and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage for fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002

3. COMMITMENTS AND CONTINGENCIES

   ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial, or administrative decisions will not have such an effect.

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plant ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

from the plants in Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of Nitrogen Oxide ("NOx") by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30 million to $60 million. Such costs will depend on the final form and scope of the SIP, and determination of the detailed modifications that could be required to comply with the SIP. The Company anticipates that the majority of the costs to modify it facilities would be incurred from fiscal 2003 to 2006.

  MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA has not yet established MCLs, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress that may impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California EPA has designated MTBE as a possible human carcinogen.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

4. ACCOUNTING CHANGE

         In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial reporting and accounting for goodwill and other intangible assets. The pronouncement stipulates that goodwill should no longer be amortized but rather periodically assessed for impairment. The Company has applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired. The Company will continue to periodically assess goodwill for impairment. The net impact of the elimination of goodwill amortization is a $2.3 million decrease in the net loss for the six months ended December 31, 2001.

      In July 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No.133." Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle, net of tax. The cumulative effect on earnings was a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

5. EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer to the selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been reflected as a contra account in the Company's shareholders' equity section. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. Texas Petrochemicals LP anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The selling shareholder holds a security interest in the common stock, but has no recourse against the Company, Texas Petrochemicals LP, the plan sponsor, or the Trust for non-payment of the note. The Company's contribution to the Trust for the six months ended December 31, 2001 was $0.4 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or terminated from fiscal 1996 to 2001 will be allowed to exercise their put option. Subsequent to fiscal 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The Company estimates the current value of the put options exercisable in fiscal year 2002 is approximately $1.4 million. This amount is based on the number of shares exercisable and the current appraised share value of $146 per share as of June 30, 2001. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

6. ADVANCE FROM TEXAS PETROCHEMICALS LP

     On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes (See "Liquidity" discussion on page 18). The payment has been recorded as a note payable to Texas Petrochemicals LP, which eliminates in consolidation. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity. The note, including principal and interest, is subject to mandatory prepayments in amounts otherwise due by Texas Petrochemical Holdings, Inc. to Texas Petrochemicals LP under an existing tax sharing agreement.

     As of December 31, 2001, the $9.3 million advance was included in the Company's cash balance. On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing the Company's cash balance. The Company anticipates the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. The Company expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc., however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

7. SUPPLEMENTAL GUARANTOR INFORMATION

      TPC Holding Corp., a wholly owned subsidiary of Texas Petrochemical Holdings, Inc., has fully and unconditionally guaranteed, on a joint and several basis, Texas Petrochemical Holdings, Inc's. obligations relative to the Discount Notes due 2007 in an Event of Default. TPC Holding Corp. conducts its operations through its subsidiaries and is dependent upon distribution from these subsidiaries as its source of cash flow. Management has determined that separate, full financial statements of TPC Holding Corp. ("Guarantor") would not be material to investors and such financial statements are not provided. Supplemental combining financial information of Texas Petrochemical Holdings, Inc. is presented below:

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2001
                                 (in thousands)

                                                  Parent         Guarantor     Non-Guarantors       Eliminations          Total
                                                ----------      ----------     --------------      --------------      ----------
ASSETS
Current assets:
      Cash and cash equivalents                 $    9,334      $              $          461       $                  $    9,795
      Accounts receivable - trade                                                      46,101                              46,101
      Inventories                                                                      15,629                              15,629
      Other current assets                                                             18,114                (361)         17,753
                                                ----------      ----------     --------------      --------------      ----------
          Total current assets                       9,334                             80,305                (361)         89,278

Property, plant and equipment, net                                                    207,684                             207,684
Investments in land held for sale                                                         990                                 990
Investment in and advances to limited
  partnership                                                                           2,439                               2,439
Goodwill, net                                                                         160,395                             160,395
Other assets, net of accumulated amortization          204                              9,037                               9,241
Consolidated subsidiaries                           77,483          77,483                 --            (154,966)             --
                                                ----------      ----------     --------------      --------------      ----------
          Total assets                          $   87,021      $   77,483     $      460,850      $     (155,327)     $  470,027
                                                ==========      ==========     ==============      ==============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $               $              $        1,805      $                   $    1,805
      Accounts payable - trade                                                         30,283                              30,283
      Payable to Affiliate                             361                                                   (361)
      Accrued expenses                               2,580                             17,998                              20,578
      Current portion of long-term debt                                                 9,468                               9,468
                                                ----------      ----------     --------------      --------------      ----------
          Total current liabilities                  2,941                             59,554                (361)         62,134

Revolving Credit Facility                                                              18,500                              18,500
Long-term debt                                      57,650           5,315            258,269                             321,234
Deferred income taxes                               (9,318)                            58,404                              49,086

Common stock held by the ESOP                       24,673                                                                 24,673
Less: unearned compensation                         (9,570)                                                                (9,570)

Stockholders' equity:
      Partners' equity                                                                 77,483             (77,483)
      Common Stock                                       5                                                                      5
      Additional paid in capital                    37,848          75,805                                (75,805)         37,848
      Treasury stock                                  (188)                                                                  (188)
      Accumulated earnings (deficit)               (26,288)          1,678                                 (1,678)        (26,288)
      Unallocated ESOP shares                                       (5,315)            (2,092)                             (7,407)
      Advance to general partner                     9,268                             (9,268)
                                                ----------      ----------     --------------      --------------      ----------
          Total stockholders' equity                20,645          72,168             66,123            (154,966)          3,970
                                                ----------      ----------     --------------      --------------      ----------
              Total liabilities and
               stockholders' equity             $    87,02      $   77,483     $      460,850      $     (155,327)     $  470,027
                                                ==========      ==========     ==============      ==============      ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2001
                                 (in thousands)

                                                    Parent       Guarantor      Non-Guarantors     Eliminations         Total
                                                  ----------     ----------     --------------     ------------      ----------
ASSETS
Current assets:
      Cash and cash equivalents                   $              $              $       19,407     $                 $   19,407
      Accounts receivable - trade                                                       54,479                           54,479
      Inventories                                                                       35,574                           35,574
      Other current assets                              (192)                           12,487                           12,295
                                                  ----------     ----------     --------------     ------------      ----------
          Total current assets                          (192)                          121,947                          121,755

Property, plant and equipment, net                                                     213,475                          213,475
Investments in land held for sale                                                          990                              990
Investment in and advances to limited
  partnership                                                                            2,652                            2,652
Goodwill, net                                                                          160,395                          160,395
Other assets, net of accumulated amortization            349                             9,564                            9,913
Consolidated subsidiaries                             87,648         87,648                 --         (175,296)             --
                                                  ----------     ----------     --------------     ------------      ----------
          Total assets                            $   87,805     $   87,648     $      509,023     $   (175,296)     $  509,180
                                                  ==========     ==========     ==============     ============      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                              $              $              $        5,829     $                $     5,829
      Accounts payable - trade                                                          67,171                           67,171
      Payable to Parent                                                                    213             (213)
      Accrued expenses                                                                  16,606              213          16,819
      Current portion of long-term debt                                                  6,196                            6,196
                                                  ----------     ----------     --------------     ------------      ----------
          Total current liabilities                                                     96,015                           96,015

Revolving Credit Facility                                                                2,000                            2,000
Long-term debt                                        57,650                           263,943                          321,593
Deferred income taxes                                 (9,319)                           59,417                           50,098

Common stock held by the ESOP                         15,300                                                             15,300
Less: unearned compensation

Stockholders' equity:
      Partners' Equity                                                                  87,648          (87,648)
      Common Stock                                         5                                                                  5
      Additional paid in capital                      38,361         75,805                             (75,805)         38,361
      Accumulated deficit                            (14,004)        11,843                             (11,843)        (14,004)
      Treasury stock                                    (188)                                                              (188)
                                                  ----------     ----------     --------------     ------------      ----------
          Total stockholders' equity                  24,174         87,648             87,648         (175,296)         24,174
                                                  ----------     ----------     --------------     ------------      ----------
              Total liabilities and
               stockholders' equity               $   87,805     $   87,648     $      509,023     $   (175,296)     $  509,180
                                                  ==========     ==========     ==============     ============      ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                       Six Months Ended December 31, 2001
                                 (in thousands)


                                                       Parent       Guarantor      Non-Guarantors      Eliminations       Total
                                                     ---------      ---------      --------------      ------------     ---------
Revenues                                             $              $              $      294,236      $                $ 294,236
Cost of goods sold                                                                        279,390                         279,390
Non-cash ESOP compensation                                                                    126                             126
Depreciation and amortization                                                              10,142                          10,142
                                                     ---------      ---------      --------------      ------------     ---------
        Gross profit                                                                        4,578                           4,578
Selling, general and administrative expenses                92                              5,288                           5,380
                                                     ---------      ---------      --------------      ------------     ---------
               loss from operations                        (92)                              (710)                           (802)
Interest expense                                         3,982                             15,106                          19,088
Other income (expense)                                      60                                 55                             115
                                                     ---------      ---------      --------------      ------------     ---------
               Income (loss) before income taxes        (4,014)                           (15,761)                        (19,775)
        Provision (benefit) for income taxes            (1,309)                            (5,470)                         (6,779)
Equity in net income of subsidiaries                   (10,291)       (10,291)                               20,582
                                                     ---------      ---------      --------------      ------------     ---------
               Net income (loss)                     $ (12,996)     $ (10,291)     $      (10,291)     $     20,582     $ (12,996)
                                                     =========      =========      ==============      ============     =========




                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                       Six Months Ended December 31, 2000
                                 (in thousands)


                                                        Parent        Guarantor     Non-Guarantors      Eliminations        Total
                                                       ---------      ---------     --------------      ------------      ---------
Revenues                                               $              $             $      423,298      $                 $ 423,298
Cost of goods sold                                                                         384,811                          384,811
Non-cash ESOP compensation                                                                     420                              420
Depreciation and amortization                                                               12,257                           12,257
                                                       ---------      ---------     --------------      ------------      ---------
        Gross profit                                                                        25,810                           25,810
Selling, general and administrative expenses                  17              8              5,024                            5,049
                                                       ---------      ---------     --------------      ------------      ---------
               Income (loss) from operations                 (17)            (8)            20,786                           20,761
Interest expense                                           3,442                            15,906                           19,348
Other income (expense)                                                                         107                              107
                                                       ---------      ---------     --------------      ------------      ---------
               Income (loss) before income taxes          (3,459)            (8)             4,987                            1,520
Provision (benefit) for income taxes                        (574)                            2,810                            2,236
Equity in net income of subsidiaries                       1,759          1,767                               (3,526)
Cumulative effect of accounting change, net of tax                                            (410)                            (410)
                                                       ---------      ---------     --------------      ------------      ---------
               Net income (loss)                       $  (1,126)     $   1,759     $        1,767      $     (3,526)     $  (1,126)
                                                       =========      =========     ==============      ============      =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 2001
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantors      Eliminations       Total
                                                        ---------     ---------     --------------      ------------     ---------
Cash flows from operating activities:
     Net income (loss)                                    (12,996)      (10,291)           (10,291)           20,582       (12,996)
     Adjustments to reconcile net income to net
          cash used in operating activities:
     Depreciation of fixed assets                                                           10,142                          10,142
     Amortization of debt issue costs                                                          601                             601
     Earnings from investment in limited partnership                                           (50)                            (50)
     Deferred income taxes                                                                  (1,969)                         (1,969)
     Non-cash ESOP compensation                                                                126                             126
     Non-cash change in fair value of derivatives                                               76                              76
     Change in:
          Accounts receivable                                                                8,378                           8,378
          Inventories                                                                       19,945                          19,945
          Other assets                                        191                           (2,354)                         (2,163)
          Accounts payable, accrued and other               2,580                          (34,753)                        (32,173)
     Distribution from limited partnership                                                     263                             263
                                                        ---------     ---------     --------------      ------------     ---------
              Net cash used in operating activities       (10,225)      (10,291)            (9,886)           20,582        (9,820)
Cash flows from investing activities:
     Capital expenditures                                                                   (4,351)                         (4,351)
                                                        ---------     ---------     --------------      ------------     ---------
              Net cash used in investing activities                                         (4,351)                         (4,351)

 Cash flows from financing activities:
     Change in bank overdraft                                                               (4,024)                         (4,024)
     Net repayments under revolver                                                          16,500                          16,500
     Payments on long-term debt                                                             (5,825)                         (5,825)
     Advance to Parent                                                                      (9,268)            9,268
     Advance to general partner                                                             (2,482)                         (2,482)
     Reduction in advance to general partner                                                   390                             390
                                                        ---------     ---------     --------------      ------------     ---------
              Net cash provided by financing activities                                     (4,709)            9,268         4,559

Net increase (decrease) in cash and cash equivalents      (10,225)      (10,291)           (18,946)           29,850        (9,612)
Cash and cash equivalents, at beginning of period                                           19,407                          19,407
                                                        ---------     ---------     --------------      ------------     ---------
Cash and cash equivalents, at end of period             $ (10,225)    $ (10,291)    $          461      $     29,582     $   9,795
                                                        =========     =========     ==============      ============     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                       Six Months Ended December 31, 2000
                                 (in thousands);

                                                         Parent    Guarantor   Non-Guarantors    Eliminations     Total
                                                       ---------   ---------   --------------    ------------   ---------
Cash flows from operating activities:
   Net income (loss)                                   $  (1,126)  $   1,759   $        1,767    $     (3,526)  $  (1,126)
   Adjustments to reconcile net income to net
     cash used in operating activities:
   Depreciation of fixed assets                                                         9,965                       9,965
Amortization of goodwill and other assets                                               2,292                       2,292
   Amortization of debt issue costs                        3,415                          601                       4,016
   Loss on disposal of non-plant assets
   Earnings from investment in limited partnership                                       (288)                       (288)
   Deferred income taxes                                      56                         (629)                       (573)
   Non-cash ESOP compensation                                                             420                         420
   Non-cash change in FV of derivatives                                                   780                         780
   Change in:
     Accounts receivable                                                              (14,630)                    (14,630)
     Inventories                                                                       (6,852)                     (6,852)
     Other assets                                            912                       (4,821)                     (3,909)
     Accounts payable, accrued and other                  (1,570)                      (1,820)                     (3,390)
   Distribution from limited partnership                                                  325                         325
                                                       ---------   ---------   --------------    ------------   ---------
       Net cash used in operating activities               1,687       1,759          (12,890)                    (12,970)

Cash flows from investing activities:
   Capital expenditures                                                                (6,800)                     (6,800)
                                                       ---------   ---------   --------------    ------------   ---------
       Net cash used in investing activities                                            6,800                      (6,800)

 Cash flows from financing activities:
   Change in bank overdraft                                                               331                         331
   Net repayments under revolver                                                       13,350                      13,350
   Payments on long-term debt                                                          (9,591)                     (9,591)
   Payment of cash bonus plan                                                            (213)                       (213)
   Issuance of treasury stock                                 72                                                       72
   Reduction in note receivable from ESOP                                               1,000                       1,000
                                                       ---------   ---------   --------------    ------------   ---------
       Net cash provided by financing activities              72                        4,877                       4,949
                                                       ---------   ---------   --------------    ------------   ---------
Net increase (decrease) in cash and cash equivalents       1,759       1,769          (14,813)          2,526     (14,821)
Cash and cash equivalents, at beginning of period                         10           14,919                      14,929
                                                       ---------   ---------   --------------    ------------   ---------
Cash and cash equivalents, at end of period            $   1,759   $   1,769   $          106    $      3,526   $     108
                                                       =========   =========   ==============    ============   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The current sluggish economy has impacted demand, primarily in the Company's butadiene and specialty products businesses. Additionally, declines in hydrocarbon prices driven by lower crude oil and natural gas prices have negatively impacted operating margins.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels, ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA has not yet established MCLs but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress to impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California EPA has designated MTBE as a possible human carcinogen.

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and six months ended December 31, 2001 and 2000, respectively.

Revenues

                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                           DECEMBER 31,                                DECEMBER 31,
                          -----------------------------------------     ----------------------------------------
                                 2001                   2000                  2001                   2000
                          ------------------     ------------------     -----------------      -----------------
                                                          (DOLLARS IN MILLIONS)
Butadiene                 $ 27.3         20%     $ 44.6         22%     $ 55.8         19%     $ 88.9         21%
Fuel Products(1)            80.0         57       112.4         55       166.7         57       242.1         57
Specialty Products(2)       30.2         22        40.4         20        67.0         23        82.4         19
Other(3)                     1.8          1         5.3          3         4.7          1      $  9.9          3
                          ------     ------      ------     ------      ------     ------      ------     ------
Total                     $139.3        100%     $202.7        100%     $294.2        100%     $423.3        100%
                          ======     ======      ======     ======      ======     ======      ======     ======

----------
(1)   Includes revenue from sales of MTBE, butene-2 and alkylate.

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        DECEMBER 31,                               DECEMBER 31,
                                                 --------------------------                 --------------------------
                                                   2001               2000                    2001               2000
                                                 -------            -------                 -------            -------
                                                                    (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         214.7               196.8                  397.1              414.0
Fuel Products(1)                                  119.6               111.3                  224.7              221.8
Specialty Products                                141.0               147.6                  298.8              308.0


----------
(1) Volumes in millions of gallons. Includes 91.4 million, 88.3 million, 173.3 million and 183.1 million gallons of MTBE sales, of which 3.0 million, 39.3 million, 34.5 million and 68.4 million gallons of finished MTBE were purchased for resale for the three and six months ended December 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                    DECEMBER 31,                                  DECEMBER 31,
                                     ----------------------------------------      -----------------------------------------
                                            2001                   2000                   2001                    2000
                                     -----------------      -----------------      ------------------      -----------------
                                                                (DOLLARS IN MILLIONS)
Revenues                             $139.3        100%     $202.7        100%     $294.2         100%     $423.3        100%
Cost of goods sold                    126.2         90       189.2         93       279.4          95       384.8         91
Non-cash ESOP compensation              0.1         --         0.3         --         0.1          --         0.4         --
Depreciation and amortization           5.1          4         6.1          3        10.1           3        12.3          3
                                     ------     ------      ------     ------      ------      ------      ------     ------
      Gross profit                      7.9          6         7.1          4         4.6           2        25.8          6
Selling, general and administrative
   expenses                             2.7          2         2.4          1         5.3           2         5.0          1
                                     ------     ------      ------     ------      ------      ------      ------     ------
      Income from operations         $  5.2          4%     $  4.7          2%     $ (0.7)         --%     $ 20.8          5%
                                     ======     ======      ======     ======      ======      ======      ======     ======

Three months ended December 31, 2001 compared to the three months ended December 31, 2000

   REVENUES

      The Company's revenues decreased by approximately 31%, or $63.4 million, to $139.3 million for the three months ended December 31, 2001 from $202.7 million for the three months ended December 31, 2000. Butadiene sales revenues decreased as a result of lower sales prices as compared to the prior year quarter. The decrease in sales prices was partially offset by higher sales volumes. Fuel products sales revenues also declined because of lower sales prices driven by lower crude oil and gasoline prices. Specialty products sales revenues were lower than the prior year quarter due to lower sales volumes and lower hydrocarbon prices.

   GROSS PROFIT

      Gross profit increased by $0.8 million, to $7.9 million for the three months ended December 31, 2001 from $7.1 million for the three months ended December 31, 2000. Gross margin during this period increased to 5.7% from 3.5%. Butadiene gross profit declined due to margin compression driven by declining product prices. MTBE gross profit increased due to higher sales volumes from production. Specialty products gross profit was positively impacted by lower raw material and energy costs. In addition, gross profit increased during the current quarter compared to the corresponding prior year quarter by the elimination of goodwill amortization expense upon adoption of SFAS No. 142 starting July 2001. Goodwill amortization expense of $1.1 million was recorded during the three months ended December 31, 2000.

   INCOME FROM OPERATIONS

      Income from operations increased $0.5 million, to $5.2 million for the three months ended December 31, 2001 from $4.7 million for the three months ended December 31, 2000. Operating margin during this period increased to 3.8% from 2.3%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

Six months ended December 31, 2001 compared to the six months ended December 31, 2000

   REVENUES

      The Company's revenues decreased by 30%, or $129.1 million, to $294.2 million for the six months ended December 31, 2001 from $423.3 million for the six months ended December 31, 2000. Butadiene sales revenues decreased as a result of lower sales prices and sales volumes as compared to the prior year period. Fuel products sales revenues decreased principally due to lower MTBE sales prices. MTBE sales prices were lower during the current period as a result of decreases in crude oil and gasoline prices. Specialty products sales revenues were lower than the prior year period due to lower sales volumes and lower hydrocarbon prices.

   GROSS PROFIT

      Gross profit decreased by 82% or $21.2 million, to $4.6 million for the six months ended December 31, 2001 from $25.8 million for the six months ended December 31, 2000. Gross margin during this period decreased to approximately 1.6% from 6.1%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August 2001 resulted in a reduction of MTBE production of approximately 30% during the current period compared to the prior year period adjusted for the turnaround in August 2000. The repairs during the current period included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current period were higher than planned due to the operational outages sustained at the end of fiscal year 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current period. The resulting higher cost of raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product prices during the period. These declines negatively impacted the unit margins in the fuel products and butadiene businesses. Gross profit increased during the current period compared to the corresponding prior year period by the elimination of goodwill amortization expense upon the adoption of SFAS No. 142 starting in July 2001. Goodwill amortization expense of $2.3 million was recorded during the six months ended December 31, 2000.

   INCOME FROM OPERATIONS

      Income from operations decreased by $21.5 million, to $(0.7) million for the six months ended December 31, 2001 from $20.8 million for the six months ended December 31, 2000. Operating margin during this period decreased to (0.2)% from 4.9%. The decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Six months ended December 31, 2001 compared to the six months ended December 31, 2000

      Net cash used by operating activities was $9.8 million for the six months ended December 31, 2001 compared to $13.0 million for the six months ended December 31, 2000. The decrease of $3.2 million was caused by a decrease in working capital during the current period offset by lower net income. Net cash used in investing activities was $4.4 million for the six months ended December 31, 2001 compared to $6.8 million for the six months ended December 31, 2000. The decrease of $2.4 million was due to lower capital expenditures. Net cash provided by financing activities was $4.6 million for the six months ended December 31, 2001 compared to $4.9 million net cash provided for the six months ended December 31, 2000.

   LIQUIDITY

      The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding for capital expenditures and income taxes. Additionally, beginning in January 2002, a semiannual cash interest payment of $3.9 million is required under the Discount Notes, which were issued directly by Texas Petrochemical Holdings, Inc. As a stand-alone entity, Texas Petrochemical Holdings, Inc. does not maintain continuing operations that generate cash flow to meet these interest payments. Texas Petrochemicals LP generates substantially all operating cash flow for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that Texas Petrochemicals LP will be able to continue to fund cash payments to Texas Petrochemical Holdings, Inc. to meet additional future interest requirements.

     As of December 31, 2001, the $9.3 million advance was included in the Company's cash balance. On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing the Company's cash balance. The Company anticipates the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. The Company expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc., however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer, to the selling shareholders, was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been reflected as a contra account in the Company's shareholders' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. The Company has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. Texas Petrochemicals LP anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The selling shareholder holds a security interest in the common stock , but has no recourse against the Company, Texas Petrochemicals LP, the plan sponsor, or the Trust for non-payment of the note. The Company's contribution to Trust for the six months ended December 31, 2001 was $0.4 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the Company at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retire or terminated from fiscal 1996 to 2001 will be allowed to exercise their put option. Subsequent to fiscal 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The Company estimates that the current value of the put options exercisable in fiscal year 2002 at approximately $1.4 million. This amount is based on the number of shares exercisable and the current appraised share value of $146 per share as of June 30, 2001. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

      The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility, of which $18.5 million was used at December 31, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity in the current period has been impacted by a decline in operating results, changes in working capital and funding of $2.5 million to the ESOP Trust. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures and working capital. In addition to reductions of inventory quantities on hand, declines in product prices in the past year have contributed to the Company's ability to reduce working capital. Potential future increases in product prices may impact the Company's ability to maintain low levels of working capital and in the event of significant product price increases would have a substantial impact on the Company's liquidity position. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, Discount Notes and the Subordinated Notes. The Bank Credit Agreement, Discount Notes and the Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Based on the current financial ratios effective February 14, 2002, the Company's availability under its $40 million Revolving Credit Facility will decrease to $37 million. The Company's availability under the Revolving Credit Facility is tied, among other things, to the ratio of Debt to EBITDA in the Bank Credit Agreement. Future declines in the Company's EBITDA could result in a further decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement were not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. Failure to obtain alternative financing or an extension of the existing facility by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for the six months ended December 31, 2001 were $4.4 million. The Company's expenses include approximately $20 million annually for plant maintenance, which are not treated as capital expenditures. The Company currently plans to spend approximately $8 million in capital expenditures for fiscal 2002.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary sources of market risk are from fluctuations in commodity prices and interest rates.

   COMMODITY PRICES

      The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements and futures contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At December 31, 2001, the Company had outstanding natural gas swap contracts with notional volumes totaling 800,000 mmbtus and other raw material futures contracts with notional volumes totaling 25,000 barrels. The fair value of these outstanding derivative instruments at December 31, 2001 has been recorded in the financial statements as a $1.3 million loss. A hypothetical 10% unfavorable change in the price of natural gas from that in effect at the end of the period would not have a material adverse effect on the financial position or results of operations of the Company. Additionally, the Company recognized a $0.8 million loss on natural gas swap contracts that settled during the three months ended December 31, 2001.

   INTEREST RATE RISK

      The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. As of December 31, 2001 the Company had no interest rate derivatives instruments outstanding.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 23, 2001, at the Company's annual meeting of shareholders, the individuals listed below were re-elected directors by the holders of Common Stock. Additionally, PricewaterhouseCoopers LLP, was re-elected as the Company's auditors. Out of 477,345 votes cast, 477,345 votes were cast for and 0 votes were cast against the above re-elections, with no abstentions. Set forth below are the directors who were re-elected.

             William A. McMinn                    Hunter W. Henry
             Steve A. Nordaker                    Susan O. Rheney
             Gary L. Rosenthal                    Guy E. Sutherland
             John T. Shelton                      Bill W. Waycaster


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None.

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TEXAS PETROCHEMICAL HOLDINGS, INC.



Dated:  February 13, 2002               By:         /s/ Carl S. Stutts
                                            ------------------------------------
                                                       Carl S. Stutts
                                                  Executive Vice President,
                                                   Chief Financial Officer