Form 10-Q
period 2002-03-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2002-05-15
CIK 1019101

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         The number of shares of common stock of the registrant outstanding as of May 15, 2002 is 529,445.

--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet as of March 31, 2002 and June 30, 2001                                     1

     Consolidated Statement of Operations for the three months and nine months
     ended March 31, 2002 and 2001                                                                         2

     Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2002 and 2001                                                                            3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 23

Item 4. Submission of Matters to a Vote of Security Holders                                               23

Item 6. Exhibits and Reports on Form 8-K                                                                  23

Signature                                                                                                 24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   MARCH 31,     JUNE 30,
                                                                                     2002         2001
                                                                                   ---------    ---------
                                    ASSETS
Current assets:
      Cash and cash equivalents                                                    $   6,149    $  19,407
      Accounts receivable - trade                                                     55,135       54,479
      Inventories                                                                     23,293       35,574
      Other current assets                                                            13,516       12,295
                                                                                   ---------    ---------
          Total current assets                                                        98,093      121,755

Property, plant and equipment, net                                                   205,220      213,475
Investment in land held for sale                                                         990          990
Investment in limited partnership                                                      2,414        2,652
Goodwill, net                                                                        160,395      160,395
Other assets, net of accumulated amortization                                         10,180        9,913
                                                                                   ---------    ---------
          Total assets                                                             $ 477,292    $ 509,180
                                                                                   =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                               $   4,728    $   5,829
      Accounts payable - trade                                                        47,878       67,171
      Accrued expenses                                                                 9,914       16,819
      Revolving Credit Facility                                                       16,200           --
      Current portion of long-term debt                                               12,547        6,196
                                                                                   ---------    ---------
          Total current liabilities                                                   91,267       96,015

Revolving Credit Facility                                                                 --        2,000
Long-term debt                                                                       316,133      321,593
Deferred income taxes                                                                 48,676       50,098
Commitments and contingencies (Note 3)

Common stock held by the ESOP                                                         24,674       15,300
Less: unearned compensation                                                           (9,318)          --

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and
         100,000 shares non-voting authorized, 529,445 voting
         shares issued and outstanding                                                     5            5
      Additional paid in capital                                                      37,596       38,361
      Treasury stock                                                                    (188)        (188)
      Accumulated deficit                                                            (24,281)     (14,004)
      Unallocated ESOP shares                                                         (7,272)          --
                                                                                   ---------    ---------
          Total stockholders' equity                                                   5,860       24,174
                                                                                   ---------    ---------
              Total liabilities and stockholders' equity                           $ 477,292    $ 509,180
                                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                               MARCH 31,                MARCH 31,
                                                                         ---------------------    ----------------------
                                                                            2002        2001         2002         2001
                                                                         ---------   ---------    ---------    ---------
Revenues                                                                 $ 136,578   $ 221,273    $ 430,814    $ 644,571
Cost of goods sold                                                         117,144     202,761      396,534      587,573
Non-cash ESOP compensation                                                      57         265          183          685
Depreciation                                                                 5,145       5,007       15,287       14,971
Amortization of goodwill                                                        --       1,145           --        3,437
                                                                         ---------   ---------    ---------    ---------
      Gross profit                                                          14,232      12,095       18,810       37,905

Selling, general and administrative expenses                                 2,307       2,338        7,687        7,387
                                                                         ---------   ---------    ---------    ---------
    Income (loss) from operations                                           11,925       9,757       11,123       30,518

Interest expense                                                             9,806      10,020       28,894       29,368

Other income (expense)
       Non-cash change in fair value of derivatives                            971         871          895          723
       Loss on sale of investment in land held for sale                         --        (327)          --         (327)
       Other, net                                                              244         182          435          437
                                                                         ---------   ---------    ---------    ---------
                                                                             1,215         726        1,330          833
           Income (loss) before income taxes and cumulative
             effect of accounting change                                     3,334         463      (16,441)       1,983

Provision (benefit) for income taxes                                         1,326         143       (5,453)       2,379
                                                                         ---------   ---------    ---------    ---------
Cumulative effect of accounting change
    (net of $221 income tax benefit)                                            --          --           --         (410)
           Net income (loss)                                             $   2,008   $     320    $ (10,988)   $    (806)
                                                                         =========   =========    =========    =========
Basic income (loss) per share

           Income (loss) before cumulative effect of accounting
             change                                                      $    5.83   $   (2.97)   $  (20.68)   $   (4.38)
           Cumulative effect of accounting change                               --          --           --         (.79)
                                                                         ---------   ---------    ---------    ---------
           Income (loss) per share                                       $    5.83   $   (2.97)   $  (20.68)   $   (5.17)
                                                                         =========   =========    =========    =========
Weighted average shares outstanding - basic                                464,758     521,945      497,533      516,945
                                                                         =========   =========    =========    =========
Diluted income (loss) per share
           Income (loss) before cumulative effect of accounting
             change                                                      $    5.69   $   (2.89)   $  (20.64)   $   (4.27)
           Cumulative effect of accounting change                               --          --           --         (.79)
                                                                         ---------   ---------    ---------    ---------
           Income (loss) per share                                       $    5.69   $   (2.89)   $  (20.64)   $   (5.06)
                                                                         =========   =========    =========    =========
Weighted average shares outstanding - diluted                              476,278     536,116      497,533    $ 531,116
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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------    --------
Cash flows from operating activities:
      Net loss                                                           $(10,988)   $   (806)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation of fixed assets                                         15,287      14,971
      Amortization of goodwill and other assets                                --       3,437
      Amortization of debt issuance costs and deferred premium                901       6,177
      Earnings from investment in limited partnership                        (200)       (423)
      Loss on sale of investment in land held for sale                         --         327
      Deferred income taxes                                                (2,377)     (1,762)
      Non-cash ESOP compensation                                              183         685
      Non-cash change in fair value of derivatives                           (895)        (92)
      Non-cash net reduction in note receivable from ESOP                     530       1,500
      Change in:
         Accounts receivable                                                 (656)    (11,699)
         Inventories                                                       12,281      (7,707)
         Other assets                                                       3,577      (3,446)
         Accounts payable                                                 (19,293)     (6,993)
         Accrued expenses                                                  (7,860)     (8,992)
      Distribution from investment in limited partnership                     438         525
                                                                         --------    --------
             Net cash used in operating activities                         (9,072)    (14,298)

Cash flows from investing activities:
      Capital expenditures                                                 (7,032)    (10,163)
      Proceeds from sale of investment in land held for sale                   --         741
                                                                         --------    --------
             Net cash used in investing activities                         (7,032)     (9,422)

 Cash flows from financing activities:
      Change in bank overdraft                                             (1,101)     (1,750)
      Net borrowings under Revolving Credit Facility                       14,200      22,250
      Payments on long-term debt                                           (7,766)    (11,443)
      Payment of cash bonus plan                                               --        (213)
      Issuance of treasury stock                                               --          72
      Purchase ESOP shares                                                 (2,487)         --
                                                                         --------    --------
                Net cash provided by financing activities                   2,846       8,916
                                                                         --------    --------

Net decrease in cash and cash equivalents                                 (13,258)    (14,804)

Cash and cash equivalents, at beginning of period                          19,407      14,929
                                                                         --------    --------

Cash and cash equivalents, at end of period                              $  6,149    $    125
                                                                         ========    ========



          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as the "Company" herein. The Company, through its facility in Houston, Texas, is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the second largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline-blend component; (iv) butene-1, used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

         On July 1, 2000, Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provision of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the direct parent of Texas Petrochemicals LP prior to the conversion, retained a 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change had no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

   GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been made which are necessary to fairly present the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the interim period ended March 31, 2002. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K for the year ended June 30, 2001. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

   INCOME (LOSS) PER SHARE

         The basic and diluted weighted average shares outstanding used in the computation of income per share are net of 63,825 and 5,000 shares held by the Employee Stock Ownership Plan ("ESOP") that are not allocated to employees as of March 31, 2002 and 2001, respectively. For the three and nine months ended March 31, 2002, income (loss) used in calculating the basic and diluted income (loss) per share has been increased by $0.7 million, which reflects a decrease in the market value of shares allocated to employees. For the three and nine months ended March 31, 2001, income (loss) used in calculating the basic and diluted income (loss) per share has been reduced by $1.9 million, which reflects the increase in the market value of shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. The effect of unallocated ESOP shares and stock options was not dilutive for the three and nine months ended March 31, 2001 for purposes of calculating dilutive income
(loss) per share.


2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)



INVENTORIES:
                                        MARCH 31,     JUNE 30,
                                          2002         2001
                                        ---------    ---------
         Finished goods                 $  11,602    $  13,583
         Raw materials                     10,334       20,497
         Chemicals and supplies             1,357        1,494
                                        ---------    ---------
                                        $  23,293    $  35,574
                                        =========    =========

OTHER CURRENT ASSETS:
                                        MARCH 31,    JUNE 30,
                                          2002         2001
                                        ---------    ---------
         Catalyst inventory             $   4,816    $   5,389
         Other receivables                  3,407        4,929
         Prepaid and other                  5,293        1,977
                                        ---------    ---------
                                        $  13,516    $  12,295
                                        =========    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

PROPERTY, PLANT AND EQUIPMENT:
                                                                MARCH 31,    JUNE 30,
                                                                  2002         2001
                                                                ---------    ---------
         Chemical plants                                        $ 304,028    $ 300,379
         Construction in progress                                  20,417       17,704
         Other                                                      6,509        5,839
                                                                ---------    ---------
                                                                  330,954      323,922
         Less accumulated depreciation                            125,734      110,447
                                                                ---------    ---------
                                                                $ 205,220    $ 213,475
                                                                =========    =========


ACCRUED EXPENSES:
                                                                MARCH 31,     JUNE 30,
                                                                  2002         2001
                                                                ---------    ---------
         Accrued interest                                       $   8,330    $  12,439
         Property and sales taxes                                     778        2,320
         Federal and state income taxes                                --          213
         Other                                                        806        1,847
                                                                ---------    ---------
                                                                $   9,914    $  16,819
                                                                =========    =========


LONG TERM DEBT:
                                                                MARCH 31,     JUNE 30,
                                                                  2002         2001
                                                                ---------    ---------
         Bank Credit Agreement:
              Term A Loan                                       $   4,165    $   8,237
              Term B Loan                                          33,935       35,295
              Revolving Credit Facility                            16,200        2,000
         Senior Subordinated Notes                                225,000      225,000
         Discount Notes                                            57,650       57,650
         Deferred premium on Senior Subordinated Notes              1,366        1,607
         Loan commitment - ESOP                                     5,315           --
         Note payable for insurance premium                         1,249           --
                                                                ---------    ---------
                                                                  344,880      329,789
         Less current maturities                                   28,747        6,196
                                                                ---------    ---------
         Long-term debt                                         $ 316,133    $ 323,593
                                                                =========    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


      The Bank Credit Agreement originally provided for term loans in the amount of $130 million and a Revolving Credit Facility up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Facility and Term A Loan at March 31, 2002 and 2001 and 3.0% for the Term B Loan at March 31, 2002 and 2001, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and 0.5% for at March 31, 2002 and 2001). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, maintenance of certain financial ratios, and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage for the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002

3. COMMITMENTS AND CONTINGENCIES

   ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect that the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation, or judicial or administrative decisions will not have such an effect.

      Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes or to its pipeline operations.

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plant ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

from the plants in Harris County. The SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of nitrogen oxide by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75% if certain scientific data support such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30 million to $60 million. Such costs will depend on the final form and scope of the SIP, and determination of the detailed modifications that could be required to comply with the SIP. The Company anticipates that the majority of the costs to modify its facilities would be incurred from fiscal year 2003 to 2006.

  MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The EPA has not yet established MCLs, but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress that may impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the CAA or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environment Protection Agency has designated MTBE as a possible human carcinogen.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

4. ACCOUNTING CHANGE

         In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial reporting and accounting for goodwill and other intangible assets. The pronouncement stipulates that goodwill should no longer be amortized but rather periodically assessed for impairment. The Company has applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired. The Company will continue to periodically assess goodwill for impairment. Goodwill amortization expense of $3.4 million was recorded for the nine months ended March 31, 2001.

      In July 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle, net of tax. The cumulative effect on earnings was a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

5.  EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer to the selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as an advance to the general partner and reflected as a contra account in the Company's shareholders' equity section. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the Plan has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. Texas Petrochemicals LP anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the shares sold to the Trust, but has no recourse against the Company, Texas Petrochemicals LP, the sponsor or the Trust for non-payment of the notes. The Company's contribution to the Trust for the nine months ended March 31, 2002 was $0.6 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal year 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or were terminated from fiscal year 1996 to 2001 were allowed to exercise their put option. In April 2002, Texas Petrochemicals LP funded $1.7 million to qualifying participants who exercised their put option.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      Subsequent to fiscal year 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The amount of the put option is based on the number of shares exercisable and the current appraised share value of $146 per share. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

6.   ADVANCE FROM TEXAS PETROCHEMICALS LP

     On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes . The payment has been recorded as a note payable to Texas Petrochemicals LP, which eliminates in consolidation. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity. The note, including principal and interest, is subject to mandatory prepayments in amounts otherwise due by Texas Petrochemical Holdings, Inc. to Texas Petrochemicals LP under an existing tax sharing agreement.

     On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes, thus reducing the Company's cash balance to $5.4 million at March 31, 2002. The Company anticipates a substantial portion of the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. The Company expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc.; however, under certain circumstances, a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

7.    SUPPLEMENTAL GUARANTOR INFORMATION

      TPC Holding Corp., a wholly owned subsidiary of Texas Petrochemical Holdings, Inc., has fully and unconditionally guaranteed, on a joint and several basis, Texas Petrochemical Holdings, Inc.'s obligations relative to the Discount Notes due 2007 in an Event of Default. TPC Holding Corp. conducts its operations through its subsidiaries and is dependent upon distributions from these subsidiaries as its source of cash flow. Management has determined that separate, full financial statements of TPC Holding Corp.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

("Guarantor") would not be material to investors and such financial statements are not provided. Supplemental combining financial information of Texas Petrochemical Holdings, Inc. is presented below:



                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 March 31, 2002
                                 (in thousands)

                                                               Parent     Guarantor   Non-Guarantors    Eliminations      Total
                                                             ---------    ---------   --------------    ------------    ---------
ASSETS
Current assets:
      Cash and cash equivalents                              $   5,477    $           $          672    $               $   6,149
      Accounts receivable - trade                                                             55,135                       55,135
      Inventories                                                                             23,293                       23,293
      Other current assets                                                                    13,516                       13,516
                                                             ---------    ---------   --------------    ------------    ---------
          Total current assets                                   5,477                        92,616                       98,093

Property, plant and equipment, net                                                           205,220                      205,220
Investments in land held for sale                                                                990                          990
Investment in and advances to limited partnership                                              2,414                        2,414
Goodwill, net                                                                                160,395                      160,395
Other assets, net of accumulated amortization                      133                        10,047                       10,180
Consolidated subsidiaries                                       81,108       81,108               --        (162,216)          --
                                                             ---------    ---------   --------------    ------------    ---------
          Total assets                                       $  86,718    $  81,108   $      471,682    $   (162,216)   $ 477,292
                                                             =========    =========   ==============    ============    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                         $            $           $       4,728     $               $   4,728
      Accounts payable - trade                                                                47,878                       47,878
      Accrued expenses                                             631                         9,283                        9,914
      Revolving Credit Facility                                                               16,200                       16,200
      Current portion of long-term debt                                                       12,547                       12,547
                                                             ---------    ---------   --------------    ------------    ---------
          Total current liabilities                                631                        90,636                       91,267

Long-term debt                                                  57,650        5,315          253,168                      316,133
Deferred income taxes                                           (9,319)                       57,995                       48,676

Common stock held by the ESOP                                   24,674                                                     24,674
Less: unearned compensation                                     (9,318)                                                    (9,318)

Stockholders' equity:
      Partners' equity                                                                        81,108         (81,108)
      Common Stock                                                   5                                                          5
      Additional paid in capital                                37,596       77,730                          (77,730)      37,596
      Treasury stock                                              (188)                                                      (188)
      Accumulated earnings (deficit)                           (24,281)       3,378                           (3,378)     (24,281)
      Unallocated ESOP shares                                                (5,315)          (1,957)                      (7,272)
      Advance to parent                                          9,268                        (9,268)
                                                             ---------    ---------   --------------    ------------    ---------
          Total stockholders' equity                            22,400       75,793           69,883        (162,216)       5,860
                                                             ---------    ---------   --------------    ------------    ---------
              Total liabilities and stockholders' equity     $  86,718    $  81,108   $      471,682    $   (162,216)   $ 477,292
                                                             =========    =========   ==============    ============    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2001
                                 (in thousands)

                                                             Parent    Guarantor   Non-Guarantors   Eliminations      Total
                                                           ---------   ---------   --------------   ------------    ---------
ASSETS
Current assets:
      Cash and cash equivalents                            $           $           $       19,407   $               $  19,407
      Accounts receivable - trade                                                          54,479                      54,479
      Inventories                                                                          35,574                      35,574
      Other current assets                                      (192)                      12,487                      12,295
                                                           ---------   ---------   --------------   ------------    ---------
          Total current assets                                  (192)                     121,947                     121,755

Property, plant and equipment, net                                                        213,475                     213,475
Investments in land held for sale                                                             990                         990
Investment in and advances to limited partnership                                           2,652                       2,652
Goodwill, net                                                                             160,395                     160,395
Other assets, net of accumulated amortization                    349                        9,564                       9,913
Consolidated subsidiaries                                     87,648      87,648               --       (175,296)          --
                                                           ---------   ---------   --------------   ------------    ---------
          Total assets                                     $  87,805   $  87,648   $      509,023   $   (175,296)   $ 509,180
                                                           =========   =========   ==============   ============    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                       $           $           $        5,829   $               $   5,829
      Accounts payable - trade                                                             67,171                      67,171
      Payable to Parent                                                                       213           (213)
      Accrued expenses                                                                     16,606            213       16,819
      Current portion of long-term debt                                                     6,196                       6,196
                                                           ---------   ---------   --------------   ------------    ---------
          Total current liabilities                                                        96,015                      96,015

Revolving Credit Facility                                                                   2,000                       2,000
Long-term debt                                                57,650                      263,943                     321,593
Deferred income taxes                                         (9,319)                      59,417                      50,098

Common stock held by the ESOP                                 15,300                                                   15,300
Less: unearned compensation

Stockholders' equity:
      Partners' Equity                                                                     87,648        (87,648)
      Common Stock                                                 5                                                        5
      Additional paid in capital                              38,361      75,805                         (75,805)      38,361
      Accumulated deficit                                    (14,004)     11,843                         (11,843)     (14,004)
      Treasury stock                                            (188)                                                    (188)
                                                           ---------   ---------   --------------   ------------    ---------
          Total stockholders' equity                          24,174      87,648           87,648       (175,296)      24,174
                                                           ---------   ---------   --------------   ------------    ---------
              Total liabilities and stockholders' equity   $  87,805   $  87,648   $      509,023   $   (175,296)   $ 509,180
                                                           =========   =========   ==============   ============    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                        Nine Months Ended March 31, 2002
                                 (in thousands)


                                                Parent      Guarantor    Non-Guarantors    Eliminations     Total
                                               ---------    ---------    --------------    ------------   ---------
Revenues                                       $            $            $      430,814    $              $ 430,814
Cost of goods sold                                                              396,534                     396,534
Non-cash ESOP compensation                                                          183                         183
Depreciation and amortization                                                    15,287                      15,287
                                                                         --------------                   ---------
      Gross profit                                                               18,810                      18,810
Selling, general and administrative expenses          94                          7,593                       7,687
                                               ---------    ---------    --------------    ------------   ---------
           Income (loss) from operations             (94)                        11,217                      11,123
Interest expense                                   6,231                         22,663                      28,894
Other income (expense):
      Other, net                                      95                          1,235                       1,330
                                               ---------    ---------    --------------    ------------   ---------
           Income (loss) before income taxes
              and cumulative effect of
              accounting change                   (6,230)                       (10,211)                    (16,441)
      Provision (benefit) for income taxes        (1,964)                        (3,489)                     (5,453)
Equity in net income of subsidiaries              (6,722)      (6,722)                           13,444
                                               ---------    ---------    --------------    ------------   ---------
           Net income (loss)                   $ (10,988)   $  (6,722)   $       (6,722)   $     13,444   $ (10,988)
                                               =========    =========    ==============    ============   =========



                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                        Nine Months Ended March 31, 2001
                                 (in thousands)


                                                      Parent     Guarantor   Non-Guarantors    Eliminations      Total
                                                     --------    ---------   --------------    ------------    ---------
Revenues                                             $           $           $      644,571    $               $ 644,571
Cost of goods sold                                                                  587,573                      587,573
Non-cash ESOP compensation                                                              685                          685
Depreciation and amortization                                                        18,408                       18,408
                                                                             --------------                    ---------
      Gross profit                                                                   37,905                       37,905
Selling, general and administrative expenses               23            8            7,356                        7,387
                                                     --------    ---------   --------------    ------------    ---------
           Income (loss) from operations                  (23)          (8)          30,549                       30,518
Interest expense                                        5,278                        24,090                       29,368
Other income (expense):
      Other, net                                                                        833                          833
                                                     --------    ---------   --------------    ------------    ---------
           Income before income taxes
              and cumulative effect of
              accounting change                        (5,301)          (8)           7,292                        1,983
      Provision (benefit) for income taxes             (1,762)                        4,141                        2,379
Equity in net income of subsidiaries                    2,733        2,741                           (5,474)          --
Cumulative effect of accounting change,
   (net of tax of $221 income tax benefit)                                             (410)                        (410)
                                                     --------    ---------   --------------    ------------    ---------
           Net income (loss)                         $   (806)   $   2,733   $        2,741    $     (5,474)   $    (806)
                                                     ========    =========   ==============    ============    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 2002
                                 (in thousands)

                                                               Parent     Guarantor    Non-Guarantors    Eliminations     Total
                                                              --------    ---------    --------------    ------------   ---------
Cash flows from operating activities:
      Net income (loss)                                      $ (10,988)   $  (6,722)   $       (6,722)   $     13,444   $ (10,988)
      Adjustments to reconcile net income to net
         cash used in operating activities:
      Depreciation of fixed assets                                                             15,287                      15,287
      Amortization of debt issue costs                                                            901                         901
      Earnings from investment in limited partnership                                            (200)                       (200)
      Deferred income taxes                                                                    (2,377)                     (2,377)
      Non-cash ESOP compensation                                                                  183                         183
      Non-cash change in fair value of derivatives                                               (895)                       (895)
      Non-cash net reduction in advance to general partner                                        530                         530
      Change in:
         Accounts receivable                                                                     (656)                       (656)
         Inventories                                                                           12,281                      12,281
         Other assets                                            1,754                          1,823                       3,577
         Accounts payable, accrued and other                    (1,279)                       (25,874)                    (27,153)
      Distribution from limited partnership                                                       438                         438
                                                              --------    ---------    --------------    ------------   ---------
             Net cash used in operating activities             (10,513)      (6,722)           (5,281)         13,444      (9,072)
Cash flows from investing activities:
      Capital expenditures                                                                     (7,032)                     (7,032)
                                                              --------    ---------    --------------    ------------   ---------
             Net cash used in investing activities                                             (7,032)                     (7,032)

 Cash flows from financing activities:
      Change in bank overdraft                                                                 (1,101)                     (1,101)
      Net repayments under revolver                                                            14,200                      14,200
      Payments on long-term debt                                                               (7,766)                     (7,766)
      Advance to Parent                                                                        (9,268)          9,268
      Advance to general partner                                                               (2,487)                     (2,487)
                                                              --------    ---------    --------------    ------------   ---------
                  Net cash provided by financing activities                                    (6,422)          9,268       2,846

Net increase (decrease) in cash and cash equivalents           (10,513)      (6,722)          (18,735)         22,712     (13,258)
Cash and cash equivalents, at beginning of period                                              19,407                      19,407
                                                              --------    ---------    --------------    ------------   ---------
Cash and cash equivalents, at end of period                  $ (10,513)   $  (6,722)   $          672    $     22,712   $   6,149
                                                              ========    =========    ==============    ============   =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 2001
                                 (in thousands)

                                                                 Parent    Guarantor   Non-Guarantors    Eliminations     Total
                                                                --------   ---------   --------------    ------------    --------
Cash flows from operating activities:
      Net income (loss)                                         $   (806)  $   2,733   $        2,741    $     (5,474)   $   (806)
      Adjustments to reconcile net income
         to net cash provided by operating activities:
      Depreciation of fixed assets                                                             14,971                      14,971
      Amortization of goodwill and other assets                                                 3,437                       3,437
      Amortization of debt issue costs                             5,273                          904                       6,177
      Loss on disposal of land                                                                    327                         327
      Earnings from limited partnership                                                          (423)                       (423)
      Deferred income taxes                                         (785)                        (977)                     (1,762)
      Non-cash ESOP compensation                                                                  685                         685
      Non-cash change in fair value of derivative                                                 (92)                        (92)
      Non-cash net reduction in note receivable from ESOP                                       1,500                       1,500
      Change in:
         Accounts receivable                                                                  (11,699)                    (11,699)
         Inventories                                                                           (7,707)                     (7,707)
         Other assets                                                595                       (4,041)                     (3,446)
         Accounts payable, accrued and other                      (1,616)                     (14,369)                    (15,985)
      Distribution from limited partnership                                                       525                         525
                                                                --------   ---------   --------------    ------------    --------
             Net cash provided (used) by                           2,661       2,733          (14,218)         (5,474)    (14,298)
                operating activities

Cash flows from investing activities:
      Capital expenditures                                                                    (10,163)                    (10,163)
      Proceeds from sale of land                                                                  741                         741
                                                                --------   ---------   --------------    ------------    --------
             Net cash used in investing activities                                             (9,422)                     (9,422)

 Cash flows from financing activities:
      Change in bank overdraft                                                                 (1,750)                     (1,750)
      Net repayments under revolver                                                            22,250                      22,250
      Payments on long-term debt                                                              (11,443)                    (11,443)
      Payment of cash bonus plan                                                                 (213)                       (213)
      Issuance of treasury stock                                      72                                                       72
                                                                --------   ---------   --------------    ------------    --------
             Net cash provided (used) by
                financing activities                                  72                        8,844                       8,916
                                                                --------   ---------   --------------    ------------    --------

Net increase (decrease) in cash and cash equivalents               2,733       2,733          (14,796)         (5,474)    (14,804)
Cash and cash equivalents, at beginning of period                                 10           14,919                      14,929
                                                                --------   ---------   --------------    ------------    --------
Cash and cash equivalents, at end of period                     $  2,733   $   2,743   $          123    $     (5,474)   $    125
                                                                ========   =========   ==============    ============    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collected referred to as the "Company" herein, included elsewhere in this report.

OVERVIEW

         The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (methyl tertiary-butyl ether ("MTBE"), butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The recent sluggish economy has impacted demand, primarily in the Company's butadiene and specialty products businesses. During the first quarter of the current fiscal year, the Company's financial performance was negatively impacted by continued disruptions to its business caused by a fire in one of its operating units in May, 2001 and severe flooding in June, 2001. The Company's financial performance improved during the current quarter due to lower raw material and energy cost as compared to the prior year quarter.

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. Environmental Protection Agency has not yet established MCLs but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress to impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environmental Protection Agency has designated MTBE as a possible human carcinogen.

REVENUES

         The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and nine months ended March 31, 2002 and 2001, respectively.

Revenues
                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            MARCH 31,                             MARCH 31,
                                 -------------------------------       -------------------------------
                                     2002               2001               2002               2001
                                 ------------       ------------       ------------       ------------
                                                         (DOLLARS IN MILLIONS)
Butadiene                        $ 26.9    20%      $ 45.3    20%      $ 82.7    19%      $134.2    21%
Fuel Products(1)                   73.4    53        126.8    57        240.2    56        369.0    57
Specialty Products(2)              34.1    25         43.1    20        101.1    23        125.4    19
Other(3)                            2.2     2          6.1     3          6.8     2       $ 16.0     3
                                 ------   ---       ------   ---       ------   ---       ------   ---
Total                            $136.6   100%      $221.3   100%      $430.8   100%      $644.6   100%
                                 ======   ===       ======   ===       ======   ===       ======   ===

----------

(1)   Includes revenue from sales of MTBE, butene-2 and alkylate.

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.


Sales Volumes
                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MARCH 31,                  MARCH 31,
                                                ------------------         ------------------
                                                 2002        2001           2002        2001
                                                ------      ------         ------      ------
                                                  (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                        213.0       201.6          610.1       615.6
Fuel Products(1)                                  90.7       107.4          315.4       329.2
Specialty Products                               163.0       152.8          461.8       460.8

----------

(1) Volumes in millions of gallons. Includes 67.8 million, 86.7 million, 241.1 million and 269.8 million gallons of MTBE sales, of which 8.5 million,
      26.2 million, 43.0 million and 94.5 million gallons of finished MTBE were purchased for resale for the three and nine months ended March 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         MARCH 31,                      MARCH 31,
                                                               ----------------------------    ----------------------------
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
                                                                                   (DOLLARS IN MILLIONS)
Revenues                                                       $136.6   100%   $221.3   100%   $430.8   100%   $644.6   100%
Cost of goods sold                                              117.1    86     202.8    92     396.5    92     587.6    91
Non-cash ESOP compensation                                        0.2    --       0.3    --       0.2    --       0.7    --
Depreciation and amortization                                     5.1     4       6.1     3      15.3     4      18.4     3
                                                               ------   ---    ------   ---    ------   ---    ------   ---
      Gross profit                                               14.2    10      12.1     5      18.8     4      37.9     6
Selling, general and administrative expenses                      2.3     2       2.3     1       7.7     2       7.4     1
                                                               ------   ---    ------   ---    ------   ---    ------   ---
      Income from operations                                   $ 11.9     9%   $  9.8     4%   $ 11.1     2%   $ 30.5     5%
                                                               ======   ===    ======   ===    ======   ===    ======   ===

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

   REVENUES

         The Company's revenues decreased by approximately 38%, or $84.7 million, to $136.6 million for the three months ended March 31, 2002 from $221.3 million for the three months ended March 31, 2001. Butadiene sales revenues decreased due to lower sales prices as compared to the prior year quarter. Butadiene sales prices were lower during the current quarter due to reduced domestic customer demand. Fuel products sales revenues declined primarily as a result of lower MTBE sales prices and MTBE sales volumes as compared to the prior year quarter. Lower MTBE sales prices were driven by lower crude oil and gasoline prices. MTBE sales volumes declined due to lower volumes of MTBE purchased for resale. Specialty products sales revenues were lower than the prior year quarter due primarily to lower sales prices driven by reduced feedstock and energy costs.

   GROSS PROFIT

         Gross profit increased by 17% or $2.1 million, to $14.2 million for the three months ended March 31, 2002 from $12.1 million for the three months ended March 31, 2001. Gross margin during this period increased to 10.4% from 5.5%. Gross profit was positively impacted during the current year quarter by lower feedstock and energy costs. The improvement in product margins more than offset the impact of income in the prior year quarter of $4.1 million from an insurance settlement and shipping contracts. In addition, gross profit increased during the current quarter compared to the corresponding prior year quarter by the elimination of goodwill amortization expense upon adoption of Statement of Financial Accounting Standards No. 142 starting July 2001. Goodwill amortization expense of $1.1 million was recorded during the three months ended March 31, 2001.

   INCOME FROM OPERATIONS

         Income from operations increased 21% or $2.1 million, to $11.9 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001. Operating margin during this period increased to 8.7% from 4.4%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

Nine months ended March 31, 2002 compared to the nine months ended March 31,
2001

   REVENUES

         The Company's revenues decreased by 33%, or $213.8 million, to $430.8 million for the nine months ended March 31, 2002 from $644.6 million for the nine months ended March 31, 2001. Butadiene sales prices were lower during the current period due to reduced domestic customer demand. Fuel products sales revenues declined primarily as a result of lower MTBE sales prices and MTBE sales volumes as compared to the prior year period. Lower MTBE sales prices were driven by lower crude oil and gasoline prices. MTBE sales volumes declined due to lower volumes of MTBE purchased for resale. Specialty products sales revenues were lower than the prior year period due primarily to lower sales prices driven by reduced feedstock and energy costs.

   GROSS PROFIT

         Gross profit decreased by 50% or $19.1 million, to $18.8 million for the nine months ended March 31, 2002 from $37.9 million for the nine months ended March 31, 2001. Gross margin during this period decreased to approximately 4.4% from 5.9%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August 2001 resulted in a reduction of MTBE production of approximately 30% during the current period compared to the prior year period adjusted for the turnaround in August 2000. The repairs during the current period included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current period were higher than planned due to the operational outages sustained at the end of fiscal year 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current period. The resulting higher cost of raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product prices during the first nine months of the period. These declines negatively impacted the unit margins in the fuel products and butadiene businesses. Gross profit increased during the current period compared to the corresponding prior year period by the elimination of goodwill amortization expense upon the adoption of SFAS No. 142 starting in July 2001. Goodwill amortization expense of $3.4 million was recorded during the nine months ended March 31, 2001.

   INCOME FROM OPERATIONS

         Income from operations decreased by 63% or $19.3 million, to $11.2 million for the nine months ended March 31, 2002 from $30.5 million for the nine months ended March 31, 2001. Operating margin during this period decreased to 2.6% from 4.7%. The decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Nine months ended March 31, 2002 compared to the nine months ended March 31,
2001

         Net cash used by operating activities was $9.1 million for the nine months ended March 31, 2002 compared to $14.3 million for the nine months ended March 31, 2001. The decrease of $5.2 million was caused by a decrease in working capital during the current period offset by lower net income. Net cash used in investing activities was $7.0 million for the nine months ended March 31, 2002 compared to $9.4 million for the nine months ended March 31, 2001. The decrease of $2.4 million was due to lower capital expenditures. Net cash provided by financing activities was $2.8 million for the nine months ended March 31, 2002 compared to $8.9 million net cash provided for the nine months ended March 31, 2001.

   LIQUIDITY

         The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding for capital expenditures and income taxes. Additionally, beginning in January 2002, a semiannual cash interest payment of $3.9 million was required under the Discount Notes, which were issued directly by Texas Petrochemical Holdings, Inc. As a stand-alone entity, Texas Petrochemical Holdings, Inc. does not maintain continuing operations that generate cash flow to meet these interest payments. Texas Petrochemicals LP generates substantially all operating cash flow for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, Texas

Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that Texas Petrochemicals LP will be able to continue to fund cash payments to Texas Petrochemical Holdings, Inc. to meet additional future interest requirements.

         On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing the Company's cash balance to $5.4 million at March 31, 2002. The Company anticipates a substantial portion of the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. The Company expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc., however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust (the "Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer, to selling shareholders, was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as a advance to the general partner and reflected as a contra account in the Company's shareholders' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. The Company has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. Texas Petrochemicals LP anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the common stock, but has no recourse against the Company, Texas Petrochemicals LP, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the nine months ended March 31, 2002 was $0.6 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the Company at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal year 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retire or were terminated from fiscal year 1996 to 2001 were allowed to exercise their put option. In April 2002, Texas Petrochemicals LP funded $1.7 million to qualifying participants who exercised their put option.

      Beginning in fiscal year 2002, on an annual basis, employees who meet the put option qualification requirements were allowed to exercise their put option.

      The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The amount of the put option is based on the number of shares exercisable and the current appraised share value of $146 per share. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

      The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility, of which $16.2 million was used at March 31, 2002, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity during the nine months ended March 31, 2002 compared to the prior year corresponding period has been impacted by a decline in operating results, changes in working capital and funding of $2.5 million to the Trust. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures and working capital. In addition to reductions of inventory quantities on hand, declines in product prices in the current fiscal year have contributed to the Company's ability to reduce working capital. Potential future increases in product prices may impact the Company's ability to maintain low levels of working capital and, in the event of significant product price increases, would have a substantial impact on the Company's liquidity position. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, Discount Notes and the Subordinated Notes. The Bank Credit Agreement, Discount Notes and the Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company's availability under the Revolving Credit Facility is tied to, among other things, the ratio of Debt to EBITDA as defined in the Bank Credit Agreement. Future declines in the Company's EBITDA could result in a decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement were not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. Failure to obtain alternative financing or an extension of the existing facility by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

   CAPITAL EXPENDITURES

         The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for the nine months ended March 31, 2002 were $7.0 million. The Company's expenses include approximately $20 million annually for plant maintenance, which are not treated as capital expenditures. The Company currently plans to spend approximately $9 million in capital expenditures for fiscal year 2002.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary sources of market risk are fluctuations in commodity prices and in interest rates.

   COMMODITY PRICES

         The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements, options and futures contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At March 31, 2002, the Company had outstanding natural gas swap and option contracts with notional volumes totaling 320,000 mmbtus. The fair value of these outstanding derivative instruments at March 31, 2002 has been recorded in the financial statements as a $0.3 million loss. A hypothetical 10% unfavorable change in the price of natural gas from that in effect at the end of the period would not have a material adverse effect on the financial position or results of operations of the Company. Additionally, the Company recognized a $0.7 million loss on natural gas swap and option contracts that settled during the three months ended March 31, 2002.

   INTEREST RATE RISK

         The Company maintains an overall interest rate risk-management strategy that from time to time incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. As of March 31, 2002 the Company had no interest rate derivatives instruments outstanding.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

                 None.

        (b)      Reports on Form 8-K

                 There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TEXAS PETROCHEMICAL HOLDINGS, INC.





Dated:   May 15, 2002                   By: /s/ Carl S. Stutts
                                           -------------------------------------
                                                        Carl S. Stutts
                                                   Executive Vice President,
                                                   Chief Financial Officer