Form 10-K
period 2002-06-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2002-09-30
CIK 1019101

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The number of shares of common stock of the registrant outstanding as of September 30, 2002 is 516,327.

================================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                     PART I

Item 1. Business                                                                                           1

Item 2.
Properties                                                                                                10

Item 3. Legal Proceedings                                                                                 10

Item 4. Submission of Matters to a Vote of Security Holders                                               10

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                             11

Item 6. Selected Financial Data                                                                           11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations             11

Item7A. Quantitative and Qualitative Disclosures About Market Risks                                       20

Item 8. Financial Statements and Supplementary Data                                                       22

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure              49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                               50

Item 11. Executive Compensation                                                                           52

Item 12. Security Ownership of Certain Beneficial Owners and Management                                   53

Item 13. Certain Relationships and Related Transactions                                                   54

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 54

         Signatures                                                                                       56

                                     PART I

ITEM 1.  BUSINESS

      Texas Petrochemical Holdings, Inc. through its wholly owned subsidiary Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, (collectively referred to as the "Company") is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the second largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

      The Company's manufacturing facility, located approximately one mile from the Houston Ship Channel, provides convenient access to other Gulf Coast petrochemical producers and is connected to several of its customers and raw material suppliers through an extensive pipeline network. In addition, the Company's facility is serviced by rail, tank truck and barge.

      The Company was founded in 1968, at which time the Company was principally engaged in the installation of crude butadiene processing facilities. In 1984, the Company acquired from Tenneco, Inc. the assets (principally comprised of the Houston facility) of Petro-Tex Chemical Corporation ("Petro-Tex") the prior owner of the Company's manufacturing facility.

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

      The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams because the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. During 2001, the Company completed modifications that increased its butadiene extraction capacity by 300 million pounds per year to a total annual capacity of 1.2 billion pounds. Included in the project were changes that expanded the Company's logistical capabilities to support the increased throughput. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-term supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a formula based profit margin thereby reducing the exposure to fluctuations in market price and adding a measure of stability to the Company's butadiene operations. The Company attempts to meet its butadiene sales commitments by processing crude butadiene purchased under contractual arrangements supplemented by spot purchase of crude butadiene. The availability of spot purchases is, at times, limited, restricting the ability of the Company to meet its butadiene sales commitments. In addition, most of the Company's crude butadiene purchase contracts limit the Company's control over the volume of crude butadiene it purchases under those agreements. This could result in the Company having insufficient crude butadiene or having purchase commitments for crude butadiene in excess of its need for the production of finished butadiene, as was the case at times during fiscal year 2002. The Company attempts to balance its commitments for contractual purchases and sales and the spot market. In addition, the Company is the only North American operator capable of producing butadiene "on purpose" from other chemicals. This capability can be used to help balance supply and demand; however, the capacity to produce "on-purpose" butadiene is limited.

      MTBE is a motor gasoline blending stock, which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline. MTBE is produced by reacting methanol and isobutylene. MTBE use and demand is seasonal based on the demand for motor fuels and driving patterns. The U.S. Clean Air Act ("CAA") of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has been found in drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. Several major gasoline marketers have announced their intent to eliminate or reduce their usage of MTBE in California during calendar year 2003. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition and results of operations. See "MTBE Environmental and Market Issues" for a further discussion of MTBE.

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

      High purity isobutylene is used in the production of fuel and lubricant additives, butyl rubber, which is used to produce tires, and in specialty chemical applications such as the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

      During 2000 the Company completed the development and construction of a $12 million polyisobutylene plant. The plant produces various grades of polyisobutylenes, which are used to produce a broad range of chemicals including industrial specialties, lubricants and fuel dispersant additives.

      The Company's principal raw material feedstocks are crude butadiene, isobutane and methanol. The Company's sources of isobutane and methanol are readily available from several suppliers. The inability of any one of these suppliers to continue as a source of raw materials is not expected to have a material impact on the Company's ability to continue normal operations. The Company's crude butadiene supply is purchased generally under contract terms from several major ethylene producers. The loss of any one of the Company's largest crude butadiene suppliers could have a material impact on the Company's financial performance. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

CERTAIN RISK FACTORS

      Set forth below are important risks and uncertainties that could cause the Company's actual results to differ materially from those expressed in forward-looking statements made by management that could negatively impact the Company's future results or operations. This list is not intended to represent all risk and uncertainties that could impact the Company.

OPERATING RESULTS COULD BE HARMED DURING ECONOMIC OR INDUSTRY DOWNTURNS.

      The businesses of most of the Company's customers are, to varying degrees, cyclical and have historically experienced periodic downturns. Profitability in those industries is highly sensitive to supply and demand cycles and volatile product prices. Therefore, any significant downturn in the end market for the Company's products or in general economic conditions could result in a reduction in demand for the Company's products and could harm our business. In addition, because the Company only competes in some segments of the chemical industry, a downturn in the specific segments we serve may affect us more severely than our competitors who compete in the industry as a whole. For example, as discussed in more detail herein, the Company's MTBE business is facing the possibility that sales of this product may be banned in one or more states, or replaced by ethanol, a competing product. The loss of MTBE sales could significantly decrease our profits.

THE LOSS OF A LARGE CUSTOMER, OR FAILURE TO RETAIN CONTRACTS FROM AN EXISTING CUSTOMER, COULD SIGNIFICANTLY REDUCE CASH FLOW, MARKET SHARE AND PROFITS.

      Some of the Company's customers contribute a substantial amount to revenues. For the year ended June 30, 2002, the Company's largest customer represented approximately 16% of total revenues, and the top ten customers collectively represented approximately 70% of total revenues. The loss of any of these customers or class of customers could reduce cash flow, market share and profits. The Company could lose a large customer as a result of a merger or consolidation. In addition, these customers are increasingly pursuing arrangements with suppliers that can meet a larger portion of their needs on a more global basis. The loss of a customer, or the award of a contract to a competitor, could significantly reduce cash flow, market share and profits.

HIGHLY COMPETITIVE INDUSTRY

      The petrochemical businesses in which the Company operates are highly competitive. Many of the Company's competitors are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to maintain profit margins in circumstances where capacity utilization in the industry is diminishing. Furthermore, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may expand significantly in the future. Any of these developments could have a negative impact on the Company's financial position, results of operations and cash flows. See "Competition."

BUSINESS MAY BE ADVERSELY AFFECTED BY THE LOSS OF SENIOR MANAGEMENT.

      The success of the Company's business is largely dependent on the senior managers of the Company, as well as on the ability to attract and retain other qualified personnel. The Company has no assurance that it will be able to attract and retain the personnel necessary for the development of the business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently does not maintain "key person" life insurance on any of its key employees.

ENVIRONMENTAL REGULATION

      The Company's operations are subject to extensive federal, state and local laws, regulations and decrees governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. The Company's production facilities require operating permits that are subject to revocation, modification and renewal. Violations of these permits may provide for substantial fines and civil or criminal sanctions. The operation of any chemical manufacturing plant entails risk of adverse environmental events, including exposure to chemical products and by-products from the Company's operations, and there can be no assurance that material costs or liabilities will not be incurred to rectify any such damage. In addition, potentially significant expenditures could be required in order to comply with environmental, health and safety laws and regulations that may be adopted or imposed in the future. To meet changing licensing and regulatory standards, the Company may be required to make additional significant site or operational modifications, potentially involving substantial expenditures or the reduction or suspension of certain operations. Specifically, the Company is subject to a new State Implementation Plan ("SIP") affecting the Company's region of Texas that will require significant reductions in the output of nitrogen oxides and volatile organic compounds starting in 2004. Compliance with these regulations is expected to add significant capital cost requirements. See - "Environmental Regulation."

PRICE VOLATILITY OF RAW MATERIAL FEEDSTOCKS

      The Company uses large amounts of raw material feedstocks in the manufacturing of its chemical products. While the Company tries to match cost increases with corresponding price increases, there may be periods of time during which increases in feedstock prices are not recovered by the Company due to an inability to increase the selling prices of its products because of weakness in demand for, or oversupply of, such products.

      The principal raw material feedstocks purchased by the Company are crude butadiene, isobutane and methanol. A number of the Company's raw material suppliers provide the Company with a significant amount of its raw materials, and if one significant supplier or a number of significant suppliers, were unable to meet their obligations under present supply arrangements or if such arrangements could not be renewed upon expiration, the Company could be required to incur increased costs for its raw materials. The ability to pass on increases in raw material prices to the Company's customers is, to a large extent, dependent on market conditions. There may be periods of time in which increases in feedstock prices are not recovered by the Company due to an inability to increase the selling prices of its products because of weakness in demand for, or oversupply of, such products, and therefore, certain increases in raw materials prices may have a material adverse effect on the operations of the Company.

DEPENDENCE ON SINGLE FACILITY

      The Company has one major operating facility located approximately one mile from the Houston Ship Channel. The loss or shutdown of operations over an extended period of time at such facility would have a material adverse effect on the Company. The Company's operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of feedstocks, products and wastes, including explosions, fires, inclement weather and natural disasters (see discussion of flood damage sustained by the plant in June 2001 in the "Management's Discussion and Analysis of Financial Condition and Results of Operations"), mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks, such as required remediation of contamination. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company maintains property, business interruption and casualty insurance at levels which it believes are in accordance with customary industry practice, but there can be no assurance that the Company will not incur losses beyond the limits or outside the coverage of its insurance.

HISTORICAL FINANCIAL INFORMATION MAY NOT BE INDICATIVE OF FUTURE RESULTS.

      The historical financial information included herein may not necessarily reflect the results of operations, financial position and cash flows in the future.

WE MAY BE FACED WITH UNEXPECTED PRODUCT CLAIMS OR REGULATIONS.

      Because some of the Company's products are used in customer products that are sold in public markets, exposure exists to claims of product liability.

SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT FINANCIAL CONDITION.

      The Company is highly leveraged. As of June 30, 2002, the Company had $321.2 million of outstanding long-term debt, and $16.1 million of future operating lease commitments. This level of long-term debt and commitment could have important consequences, including the following: -- it may limit the Company's ability to borrow money or sell stock to fund working capital, capital expenditures and debt service requirements; -- it may limit flexibility in planning for, or reacting to, changes in the business; -- the Company may be more highly leveraged than some competitors, which may place the Company at a competitive disadvantage; -- it may make the Company more vulnerable to a downturn in the business or the economy; -- a substantial portion of the Company's cash flow from operations could be dedicated to the repayment of existing long-term debt and would not be available for other purposes; and -- there would be a material adverse effect on the Company's business and financial condition (including the need to restructure its capital structure, voluntarily or in a bankruptcy proceeding) if the Company is unable to service its long-term debt or obtain additional financing, as needed, including refinancing the $225 million Senior Subordinated Notes due 2006. Furthermore, despite the Company's substantial indebtedness, we may still incur significantly more long-term debt. This could increase the risks described above.

RESTRICTIVE COVENANTS IN THE CREDIT FACILITY AND THE INDENTURE MAY RESTRICT THE ABILITY TO PURSUE BUSINESS STRATEGIES.

      The Bank Credit Facility, the Senior Subordinates Notes and Discount Note Indenture limits the Company's ability, among other things, to: -- incur additional indebtedness or contingent obligations; -- pay dividends or make distributions to stockholders; -- repurchase or redeem stock; -- make investments; -- grant liens; -- make capital expenditures; -- enter into transactions with our stockholders and affiliates; -- sell assets; and -- acquire the assets of, or merge or consolidate with, other companies. In addition, the credit facility requires the Company to maintain financial ratios. The Company may not be able to maintain these financial ratios. Covenants in the credit facility may also impair the Company's ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. The Company has in the past needed to, and may in the future, need to obtain waivers or amendments of these covenants in order to remain in compliance with its lending agreements. There can be no assurance that, if needed, the Company will be able to obtain such waivers or to refinance such long-term debt in the future.

SERVICING LONG-TERM DEBT, WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. CASH FLOW GENERATION IS DEPENDENDT ON MANY OUTSIDE FACTORS.

      The Company's ability to make payments on long-term debt, to refinance such long-term debt as it expires, to fund planned capital expenditures and to fund research and development efforts will depend on the Company's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. There are no assurances that the business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the credit facility in an amount sufficient to enable payments on long-term debt or to fund other liquidity needs. If the Company were to consummate an acquisition, debt service requirements could increase. The Company may need to refinance all or a portion of its long-term debt on or before maturity. There are no assurances that the Company will be able to refinance any of the long-term debt on commercially reasonable terms or at all. Failure to refinance such long-term debt could force the Company to restructure its debt pursuant to a voluntary agreement with its lenders or pursuant to applicable bankruptcy laws.

OTHER OPERATIONS

      The Company operates a cogeneration power plant that supplies electricity and steam to the facility's chemical processing operations. Steam and electricity are currently sold to a neighboring facility under contracts at a price equal to the cost of fuel plus a formula based profit. In addition, the Company generates revenues from its terminals in Baytown, Texas and Lake Charles, Louisiana and from chemical by-product sales to third parties.

Customer Concentration

      Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. PMI Trading LTD represented 16% of sales during fiscal year 2002, Goodyear Tire and Rubber Company represented 11% of sales during the years ended June 30, 2001 and 2000. Although the Company believes its relationships with PMI Trading LTD and Goodyear Tire and Rubber Company are good, the loss of these customers could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

COMPETITION

      The petrochemicals businesses in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemicals industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to capture profit margins in circumstances where overcapacity in the industry is diminishing. Further, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may continue to expand their role in this industry in the future. Any of these developments may have a negative impact on the Company's financial condition, results of operations and cash flows.

      Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the largest merchant crude butadiene processor in the world has allowed it to secure supply arrangements for crude butadiene that provide for a formula based profit margin. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Second, the Company's flexible production processes enable it to optimize production output to meet variations in customer demand. Also, the Company's flexible production processes enable the Company to conduct maintenance work on its plant equipment with minimal loss of production.

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the CAA. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a material adverse affect on the Company.

PATENTS AND LICENSES

      The Company presently owns, controls or holds rights to 10 patents and seeks patent protection for its proprietary processes where feasible to do so. Specifically, the Company has applied for patents in the United States and in certain foreign countries on its proprietary process for the manufacture of highly reactive polyisobutylene, and has received a notice of allowance from the United States Patent Office with respect to the first of such applications.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have enacted laws to eliminate the use of MTBE in gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results. Not withstanding the delay in banning MTBE in California, several gasoline marketers have announced their intent to eliminate or reduce their usage of MTBE in the state. Such reductions in usage could have a negative impact on the Company.

      There continues to be action in Congress that may impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the CAA and require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the CAA. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a material adverse affect on the Company.

      Certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. Environmental Protection Agency (the "EPA") has not yet established MCLs but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

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

      As a result of contamination or threatened contamination of public water wells in Santa Monica and South Lake Tahoe, complaints were filed against certain gasoline refiners and MTBE manufacturers. These suits have now been settled. In addition, in July 2002 a New York district court denied class certification for complaints of water well contamination by gasoline containing MTBE from four states against a group of twenty oil companies. The Company was not a party to these actions.

ENVIRONMENTAL REGULATION

      The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Commission on Environmental Quality ("TCEQ"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater and stormwater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

      The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act ("RCRA"), the Federal Clean Water Act, the CAA and similar requirements of state law. In particular, under the CAA, the EPA and the TCEQ have promulgated, or are required to promulgate, numerous regulations that affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen oxides to reduce ozone levels in greater Houston's ozone severe non-attainment area.

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

       The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which will require significant reductions in emissions of ozone precursors, including oxides of nitrogen and volatile organic compounds and from the plants in and eight county area including Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of NOx by approximately 90%. However, a negotiated plan agreed to by TCEQ and the affected plants would reduce the amount of the required reductions to 80%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur in December 2002. The Company is unable at this time to predict the cost of modifying its facilities to comply with the requirements of the SIP. The Company estimates that such costs could range from $30 million to $60 million. Specifically, the Company is subject to a new SIP affecting the Company's region of Texas that will require significant reductions in the output of nitrogen oxides and volatile organic compounds starting in 2004. These expenditures are expected to be spread over the fiscal 2003 to 2007 timeframe.

      The Company has elected to participate in the Voluntary Emissions Reduction Program ("VERP") sponsored by the TCEQ under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. A VERP application was submitted to the TCEQ in November 2000. The anticipated VERP permit is likely to require the Company to commit to certain emission reductions. The Company is pursuing available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required under the anticipated permit are not anticipated to have a materially adverse impact on the Company or its operations.

           Regulations under Title V of the CAA require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company filed its Title V application with the TCEQ in July 2000. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with requirements identified through the facility-wide Title V permit process. These anticipated commitments are not expected to have a material adverse impact on the Company's operations.

      The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal, state and local environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees or to the environment. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are appropriately handled by a certified contractor. The Company believes it is in compliance with applicable regulations concerning asbestos.

      The wastewater treatment system for the Houston facility is 75 percent owned by the Company and 25 percent owned by the owner of an adjacent facility. The treatment system is operated by the Company. The state discharge permit is held jointly by the Company and a third party. The Company believes that the system has sufficient capacity for the Company's projected needs. The Company believes it is in compliance with applicable regulations concerning wastewater treatment.

      The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The complaint was dismissed in April 2002 as a result of a settlement agreement entered into between the Company and EPA. Under the settlement agreement, the Company paid $0.1 million and committed to modify certain storage tanks.

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

       The Company is participating with a number of other companies in a voluntary program ("HPV Program") with EPA for assessing the safety of the Company's products. Testing is currently scheduled for butadiene and testing on other products is expected in the future. The final reports are anticipated by the end of calendar year 2002.

PHYSICAL SECURITY ISSUES

     As a result of the tragedy of September 11, 2001, the Company has taken various steps to increase the level of security of its operations and its vigilance for possible terrorist threats. As a chemical manufacturer, it is possible that the Company could be a target of terrorist activity. The Company has incurred approximately $0.3 million for a number of activities, including, but not limited to, hiring additional security guards, enhancing perimeter protection, and blocking access to key plant facilities.

EMPLOYEES

       As of June 30, 2002 the Company had approximately 323 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 127 contract employees to perform routine maintenance on and around its Houston facility.

ITEM 2.  PROPERTIES

       The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company and 25% of the remaining 27 acres is owned by a third party. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has facilities that accommodate rail and truck service. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates storage and terminal facilities at Baytown, Texas and Lake Charles, Louisiana and the Company leases storage capacity at terminal facilities in Galena Park, Texas, Pearland, Texas, Texas City, Texas Albany, New York, Hammond, Indiana and Linden, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

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

      Legal actions have been filed in several states for recovery of alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended June 30, 2002 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the related notes.



                                                                     YEAR ENDED JUNE 30,
                                               ------------------------------------------------------------
                                                 2002       2001(2)       2000         1999(1)      1998
                                               --------     --------     ---------    ---------   ---------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:


Revenues                                       $ 599.6      $ 858.7      $ 744.7      $  448.2    $  514.8

Income from operations                            25.3         41.1         68.0          38.7        37.3

Interest expense                                  37.8         38.8         39.8          39.4        40.5

Net income (loss)                                 (5.6)         1.3         12.1          (2.2)       (4.5)

Basic income (loss) per common share:
     Before accounting change                  $  (9.94)    $    .30     $  23.62     $   (6.99)  $   (9.86)
     Accounting change                             -           (1.34)       -              -           -
                                               --------     --------     ---------    ---------   ---------
     Net income (loss)                         $  (9.94)    $  (1.04)    $  23.62     $   (6.99)  $   (9.86)
                                               ========     ========     ========     =========   =========

Diluted income (loss) per common share:
     Before accounting change                  $  (9.94)    $    .29     $  21.99     $   (6.99)  $   (9.86)
     Accounting change                             -           (1.28)                      -           -
                                               --------     --------     ---------    ---------   ---------
     Net income (loss)                         $  (9.94)    $  (0.99)    $  21.99     $   (6.99)  $   (9.86)
                                               ========     ========     ========     =========   =========

BALANCE SHEET DATA (AT PERIOD END):

Total assets                                   $ 489.6      $ 511.0      $ 524.1      $  482.8    $  497.2

Long-term debt                                   327.8        329.8        336.0         337.9       349.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes.

-----------------

(1) In January 1999, the estimated useful lives of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in $4.2 million decrease in depreciation expense.

(2) Net income the year ended June 30, 2001 includes a cumulative effect of accounting change of $ (0.4) million related to the implementation of SFAS No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). During the first quarter of the fiscal year ending June 30, 2002, the Company's financial performance was negatively impacted by continued disruptions to its business caused by a fire in one of its operating units in May 2001 and severe flooding in June 2001. The Company's financial performance improved during the second half of the fiscal year due to lower raw material and energy cost as compared to the prior year period.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have enacted laws or to eliminate the use of MTBE in gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results. Not withstanding the delay in banning MTBE in California, several gasoline marketers have announced their intent to eliminate or reduce their usage of MTBE in the state. Such reductions in usage could have a material adverse affect on the Company.

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the CAA. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a material adverse affect on the Company.

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

      As a result of contamination or threatened contamination of public water wells in Santa Monica and South Lake Tahoe, complaints were filed against certain gasoline refiners and MTBE manufacturers. These suits have now been settled. In addition, in July 2002 a New York district court denied class certification for complaints of water well contamination by gasoline containing MTBE from four states against a group of twenty oil companies. The Company was not a party to these actions.


REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.

Revenues

                                                                    YEAR ENDED JUNE 30,
                                            ------------------------------------------------------------
                                                  2002                   2001                  2000
                                            -----------------     -----------------     ----------------
                                                                   (DOLLARS IN MILLIONS)
Butadiene                                   $  117.5    20%       $  167.9    20%       $  134.2    18%
Fuel Products (1)                              338.2    56           507.6    59           451.9    61
Specialty Products (2)                         134.2    22           163.3    19           144.1    19
Other(3)                                         9.7     2            19.9     2            14.5     2
                                            --------   ----       --------   ----       --------   ---
Total                                       $  599.6   100%       $  858.7   100%       $  744.7   100%
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


Sales Volumes

                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------------
                                                  2002               2001              2000
                                                  -----              -----             -----
                                                   (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         829.5              785.6             844.6
Fuel Products(1)                                  425.6              438.1             487.7
Specialty Products                                601.6              601.6             642.0

----------

(1)  Volumes in millions of gallons. Includes 449.9 million, 358.2 million and
     326.9 million gallons of MTBE sales and 125.1 million, and 110.0 million and 48.4 million gallons of finished MTBE purchased for resale for the three years ended June 30, 2002.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                                  YEAR ENDED JUNE 30,
                                            ---------------------------------------------------------
                                                  2002                 2001                 2000
                                            ----------------     ----------------     ---------------
                                                                 (DOLLARS IN MILLIONS)

Revenues                                    $  599.6  100%       $  858.7  100%       $  744.7  100%
Cost of goods sold                             542.0   90           782.0   91           643.2   87
Non-cash ESOP compensation                       0.2    -             1.0    -             0.6    -
Depreciation and amortization                   21.5    4            24.6    3            23.8    3
                                            --------  ---        --------  ---        --------  ---
      Gross profit                              35.9    6            51.1    6            77.1   10
Selling, general and administrative             10.6    2            10.0    1             9.1    1
                                            --------  ---        --------  ---        --------  ---
      Income from operations                $   25.3    4%       $   41.1    5%       $   68.0    9%
                                            ========  ===        ========  ===        ========  ===


YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

Revenues

      The Company's revenues decreased by approximately 30%, or $259.1 million, to $599.6 million for the year ended June 30, 2002 from $858.7 million for the year ended June 30, 2001. The decrease was primarily attributable to lower product sales prices. Sales volumes remained flat or increased slightly for the most of the Company's products.

      Butadiene revenues decreased by approximately 30%, or $50.4 million, to $117.5 million for the year ended June 30, 2002 from $167.9 million for the year ended June 30, 2001. The decrease was due to lower butadiene sales prices. Butadiene sales volume for the year increased 5.6% from the prior year. The Company's ability to grow its butadiene business during fiscal year 2002 was limited by reduced domestic demand for butadiene and by limited availability of crude butadiene raw material. The Company sources crude butadiene from numerous ethylene producers. As a result of weak demand for ethylene and the selection of ethylene plant feedstocks, the availability of crude butadiene co-product was limited. The Company was unable to source sufficient crude butadiene to operate at capacity on a consistent basis, but was able to increase production compared to the prior year.

      Fuel products revenues decreased by approximately 33%, or $169.4 million, to $338.2 million for the year ended June 30, 2002 from $507.6 million for the year ended June 30, 2001. The decrease was caused by lower MTBE sales prices and sales volumes. MTBE prices were lower as a result of decreases in gasoline and crude oil prices. MTBE sales volumes declined due to lower volumes of MTBE purchased for resale. MTBE sales from the Company's own production increased 12.2% compared to the prior year.

      Specialty products revenues decreased by approximately 18% or $29.1 million to $134.2 million for the year ended June 30, 2002 from $163.3 million for the year ended June 30, 2001. The decrease was principally due to lower sales prices driven by reduced feedstock and energy costs. Sales volumes of specialty products was unchanged.

Gross Profit

      Gross profit decreased by approximately 30%, or $15.2 million to $35.9 million for the year ended June 30, 2002 from $51.1 million for the year ended June 30, 2001. Gross profit declined primarily due to operating problems associated with a plant fire in May 2001, and flood damage sustained by the plant from Tropical Storm Allison in June 2001. Repairs that continued in June, July and August 2001 resulted in a substantial reduction in MTBE production. The repairs during the fiscal year 2002 included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels on June 30, 2001 were higher than planned due to the operational outages sustained at the end of fiscal year 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the first quarter of the fiscal year. The resulting higher cost of raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems and higher levels of inventory related to the fire and flood impacted gross profit by approximately $13.0 million in the first quarter of the fiscal year ending June 30, 2002 (in addition to the loss incurred in the fourth quarter of fiscal year 2001). The $13 million negative impact was partially offset by the collection of $4 million in business interruption insurance claims related to the fire outage. Gross profit was also negatively impacted by lower MTBE sales prices and increases in fixed costs during the year. Fixed costs increased primarily due to higher maintenance expenses and insurance premiums. The decline in gross profit was partially offset by the elimination of goodwill amortization expense upon the adoption of SFAS No. 142 starting in July 2001. Goodwill amortization expense of $4.6 million was recorded for the year ended June 30, 2001.

Income from Operations

      Income from operations decreased by approximately 38%, or $15.8 million, to $25.3 million for the year ended June 30, 2002 from $41.1 million for the year ended June 30, 2001. Operating margin during this period decreased to 4.2% from 4.8%. The decrease in income from operations was primarily caused by the same factors contributing to the decrease in gross profit described above. The increase in selling, general and administrative costs was principally due to higher consulting costs. In addition, in the fourth quarter the Company recorded a one-time gain of $0.9 million as a result of insurance proceeds from a casualty loss (related to the May 2001 fire) in excess of the book value of the asset associated with the claim. This gain has been reflected in other income during the fiscal year ended June 30, 2002.

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

Revenues

      The Company's revenues increased by approximately 15%, or $114.0 million, to $858.7 million for the year ended June 30, 2001 from $744.7 million for the year ended June 30, 2000. The increase was due to higher product sales prices.

      Butadiene revenues increased by approximately 25%, or $33.7 million, to $167.9 million for the year ended June 30, 2001 from $134.2 million for the year ended June 30, 2000. The increase was attributable to higher sales prices, which were partly offset by lower sales volumes. Higher sales prices were experienced during fiscal year 2001 as a result of increased hydrocarbon values. Sales volumes were down in the second half of fiscal year 2001 due to limited availability of crude butadiene and reduced demand from customers.

      Fuel products revenues increased by approximately 12%, or $55.7 million, to $507.6 million for the year ended June 30, 2001 from $451.9 million for the year ended June 30, 2000. The increase was caused by higher MTBE sales prices, higher butene-2 sales volumes and the introduction of alkylate sales. MTBE prices were higher during fiscal year 2001 as a result of increases in gasoline and crude oil prices. Butene-2 sales volumes increased due to higher production rates.

      Specialty product revenues increased by approximately 13 %, or $19.2 million to $163.3 million for the year ended June 30, 2001 from $144.1 million for the year ended June 30, 2000. The increase was principally due to higher isobutylene concentrate sales prices caused by increased raw material and energy costs. Sales volumes of specialty products remained relatively unchanged.

Gross Profit

      Gross profit decreased by approximately 34%, or $26.0 million to $51.1 million for the year ended June 30, 2001 from $77.1 million for the year ended June 30, 2000. Gross margin during fiscal year 2001 declined by 4.5%. Gross profit decreased during fiscal year 2001 because of lower butadiene sales volumes and lower margin contributed from certain specialty isobutylene products. High raw material and energy costs attributed to the lower margin contributed from certain specialty products. MTBE and specialty products production volumes and margin contribution were negatively impacted by operational outages that were experienced during the fourth quarter of the fiscal year 2001. These outages resulted from two separate events involving a plant fire and flooding from Tropical Storm Allison. The Company approximates the impact of these operational outages at $13.0 million for fiscal year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001

      Net cash provided by operating activities was $22.2 million for the year ended June 30, 2002 compared to $30.4 million for the year ended June 30, 2001. The decrease of $8.2 million was primarily attributable to lower net income during the current year. Inventories were reduced by $11.4 million during the year. Inventory levels were higher at the beginning of the year as a result of operational disruptions created by Tropical Storm Allison and higher product values. Net cash used in investing activities was $9.8 million for the year ended June 30, 2002 compared to $13.2 million for the year ended June 30, 2001. The decrease of $3.4 million was caused by lower capital expenditures during the current year. Net cash used in financing activities was $14.6 million for the year ended June 30, 2002 compared to $12.7 million for the year ended June 30, 2001. The increase of $1.9 million is due primarily to a $2.5 million advance made to the general partner.

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

      Net cash provided by operating activities was $30.4 million for the year ended June 30, 2001 compared to $43.0 million for the year ended June 30, 2000. The decrease of $12.6 million was primarily attributable to lower net income during the fiscal year ended June 30, 2001. Net cash used in investing activities was $13.2 million for the year ended June 30, 2001 compared to $18.8 million for the year ended June 30, 2000. The decrease of $5.6 million is caused by lower capital expenditures during the fiscal year ended June 30,2001. Net cash used in financing activities was $12.7 million for the year ended June 30, 2001 compared to $9.4 million for the year ended June 30, 2000. The increase of $3.3 million is due primarily to a $5.7 million prepayment made during the fiscal year ended June 30, 2001 towards the term loans under the Bank Credit Agreement.

LIQUIDITY

      The Company currently has long-term debt commitments consisting of the $225 million 11 1/8th percent Senior Subordinated Notes, $57.7 million 13 1/2 percent Discount Notes and $36.6 million of term debt under the Bank Credit Agreement. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding for capital expenditures and income taxes. Additionally, beginning in January 2002, a semiannual cash interest payment of $3.9 million was required under the Discount Notes, which were issued directly by Texas Petrochemical Holdings, Inc. As a stand-alone entity, Texas Petrochemical Holdings, Inc. does not maintain continuing operations that generate cash flows to meet these interest payments. Texas Petrochemicals LP generates substantially all operating cash flows for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. to be held for future scheduled interest payments on the Discount Notes. Although the Company expects to continue funding cash payments to the Parent to meet additional future interest requirements, there is no assurance that the Company will have the available cash to make such funding.

     In January 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing the Company's cash balance to $5.4 million at June 30, 2002. In July 2002, the second interest payment of $3.9 million was made on the Discount Notes, leaving a remaining cash balance of $1.5 million to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to the Company or additional capital is raised there will not be sufficient cash balances to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of the Company; however, under the circumstances where a default under the Discount Notes is not waived or cured by some other accommodation agreed to with the holders of the Discount Notes, and bankruptcy proceedings for the Company occurs, such bankruptcy would trigger a cross default provision in the Company's Bank Credit Agreement and Senior Subordinated Notes indentures. Under the cross default provisions, the outstanding debt under the Bank Credit Agreement would be automatically accelerated. No automatic acceleration exists under the cross default provisions of the Senior Subordinated Notes. If such a cross default occurs and is not waived or an accommodation is not reached with the affected lenders, Texas Petrochemicals LP may have to resort to bankruptcy proceedings.

     The Company's Senior Subordinated Notes contain provisions that limit the Company's ability to make restricted payments and advance funds from Texas Petrochemicals LP to the Parent. These provisions require Texas Petrochemicals LP to maintain a 2.25 to 1.0 coverage of EBITDA to interest expense in order to make restricted payments to the Parent. Based on the financial performance the last twelve months, the Company does not currently meet this required coverage ratio test to make restricted payments. However, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of the ratio coverage test. These provisions allow for restricted payments for certain capital stock transactions limited to $2 million, ESOP payments and payments pursuant to the Company's Tax Sharing Agreement even if Texas Petrochemicals LP does not meet the coverage ratio test. The Company, through the provisions of its Tax Sharing Agreement has the ability to make payments from Texas Petrochemicals LP to the Parent. Under the provisions of the Tax Sharing agreement the tax benefit of the interest expense under the Discount Notes accrues to Texas Petrochemical Holdings, Inc and can be settled in cash. If Texas Petrochemicals LP is unable to meet the required coverage ratio in the future, it has determined that the tax benefit from the interest expense on the Discount Notes will provide sufficient ability to make future interest payments on the Discount Notes until January 2005.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been reflected as a contra account in stockholders' equity. As shares are allocated to employees a portion of the note to the Trust is reduced and recognized as compensation expense. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the Employee Stock Ownership Plan, ("ESOP") has reflected the seller-financed note on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-finance note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the common stock, but has no recourse against the Company, Texas Petrochemicals LP or the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the twelve months ended June 30, 2002 was $0.8 million, which was reported as compensation expense.

     Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. Beginning in fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, the Company paid $1.7 million to qualifying former employees who exercised their put option. This amount was reflected as a capital distribution from Texas Petrochemicals LP. The future funding for the exercise of the put option is expected to come from the Company and is allowed under the provisions of its debt agreements. At June 30, 2002 the put option is valued at $13.9 million, based on the number of shares allocated and the current appraised share value of $146 per share. The put option is reflected on the financial statements of the plan sponsor. The appraised value of the shares will change on an annual basis with the issuance of a new appraisal report. The Company anticipates that it will fund approximately $1 million of put options in fiscal year 2003.

      The Company's primary source of funds to meet debt service requirements is net cash flows provided by operating activities. Operating cash flows are significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility of which $2.0 million was used at June 30, 2002, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's outstanding balance on the Revolving Credit Facility ranged from zero to $32 million during the twelve-month period of fiscal year 2002. The Company typically draws down larger balances on the facility during the winter months when profitability is typically lower due to seasonality of the fuel products business. The Company's liquidity during the twelve months ended June 30, 2002 compared to the prior year corresponding period has been impacted by a decline in operating results, changes in working capital, and funding of $2.5 million to the Trust. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures and working capital. In addition to reductions of inventory quantities on hand, declines in product prices in the current fiscal year have contributed to the Company's ability to reduce working capital. Potential future increases in product prices may impact the Company's ability to maintain low levels of working capital and, in the event of significant product price increases, would have a substantial impact on the Company's liquidity position. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement, Discount Note and the Subordinated Notes. The Bank Credit Agreement, Discount Notes and the Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company's availability under the Revolving Credit Facility is tied to, among other things, the ratio of Debt to EBITDA as defined in the Bank Credit Agreement. Future reductions of the Company's EBITDA could result in a decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement were not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. The Company is currently pursuing alternatives to replace its current Bank Credit Agreement.

      The Company obtained an amendment to the Bank Credit Agreement in September 2002, to waive the ratio of total debt to EBITDA through October 31, 2002 and allow the Company $33 million of availability under the Revolving Credit Facility. This waiver effectively gives the Company until October 31, 2002 to complete the refinancing of its bank debt. If the refinancing is not completed by October 31, 2002 then the Company anticipates that it would seek additional relief from the ratio covenants contained in the current Bank Credit Agreement. The failure to obtain additional relief under the Bank Credit Agreement or failure to complete the refinancing of the existing debt by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. Additionally, if the Company were unable to complete the refinancing by December 31, 2002 or extend the current Bank Credit Agreement beyond such date, the Company would be forced to take appropriate steps to seek protection from its creditors, including potential bankruptcy proceedings. Previously, the Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

CASH BONUS PLAN

      In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. For the two years ended June 30, 2001, $0.2 million and $9.6 million of this amount was paid to eligible participants. In July 2000, the debt was paid in full.

CAPITAL EXPENDITURES

      At June 30, 2002 the Company's capital expenditures for fiscal 2002 related principally to the completion of an incremental capacity expansion for butadiene and improving plant operating efficiencies. Capital expenditures for year ended June 30, 2002 were $11.3 million, compared to $14.0 million for the year ended June 30, 2001. The Company expenses approximately $20.0 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures. The company currently plans to spend between $10 and $15 million in capital expenditures in fiscal year 2003. This includes anticipated capital expenditures related to compliance with the SIP requirements (See "Environmental Regulation").

CONTRACTUAL OBLIGATIONS

      At June 30, 2002, the Company has obligations and commitments to make future payments under contracts, as shown in the table below.

                             Payments Due by Period

(in thousands of dollars)
                                     Total      2003        2004       2005        2006       2007     Thereafter
                                   --------  ---------  ----------   --------   ---------   --------   -----------
Long-Term Debt                     $321,232  $  16,968  $   21,614              $ 225,000   $ 57,650
ESOP Commitment                       5,316        781         781        781         781        781         1,411
Operating Leases                     16,106      4,823       3,593      3,009       2,007      1,305         1,369
                                   --------  ---------  ----------   --------   ---------   --------   -----------

Total Contractual Obligation       $342,654  $  22,572  $   25,988   $  3,790   $ 227,788   $ 59,736   $     2,780
                                   ========  =========  ==========   ========   =========   ========   ===========


CRITICAL ACCOUNTING POLICIES

      The Company has applied accounting policies that management believes best reflects the underlying business and economic events, consistent with generally accepted accounting principles. The Company's more significant accounting policies include those related to long-lived assets. Inherent in such policies are certain key assumptions and estimates made by management. The Company's significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

      With respect to long-lived assets, key assumptions include the estimate of useful lives and the recoverability of carrying value of goodwill and deferred turnaround costs. Such estimates could be significantly modified and the carrying value of the long-lived assets could be impaired by economic uncertainties and the cyclical nature of the chemical and refining industries.

      The Company capitalizes the costs of major turnarounds and amortizes such costs over the period until the next turnaround, which is generally eighteen months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard ("SFAS") 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" was issued in 2002 and will be effective for the Company's first quarter of fiscal 2003. SFAS 143 requires the recognition and measurement of an asset retirement obligation
(ARO) and its associated asset retirement cost. Specifically SFAS 143 requires that (1) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of liability be initially measured at fair value; (2) an entity recognize subsequent changes in the liability that result from (a) the passage of time and
(b) revisions in either the timing or amount of estimated cash flows; and (3) upon initially recognizing a liability for an ARO, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Management believes that the adoption of this pronouncement will not have an impact on the Company's consolidated financial statements.

      SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for the Company's first quarter of 2003. The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial statements.

      SFAS 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" was issued in April 2002. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and, thus, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 are effective for the Company's first quarter of 2003. The adoption of this pronouncement may impact the classification of debt extinguishment in the future on the Company's consolidated financial statements.

      SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICES

      The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements and future contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At June 30, 2002, the Company had outstanding future contracts for unleaded gasoline with notional volumes totaling 80,000 barrels. The fair value of these outstanding derivative instruments at June 30, 2002 was recorded as a $0.1 million liability on the balance sheet and the change in the fair value of these derivatives was recorded in current year earnings. A hypothetical 10% unfavorable change in the price of unleaded gasoline from that in effect at year-end would not have a material adverse effect on the consolidated financial statements. During fiscal year 2002 the Company settled its natural gas swap contracts, that were outstanding at June 30, 2001, with notional volumes totaling 1.3 mmbtus and recognized $1.5 million as an increase in cost of goods sold.

INTEREST RATE RISK

      The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. The Company's interest rate risk-management strategy includes the use of interest rate swaps and cap contracts. During fiscal year 2001, the Company settled all of its outstanding interest rate swaps and caps, which resulted in $ 0.2 million of reduced interest expense during fiscal year 2001. There were no such derivative instruments outstanding during fiscal year 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Report of Independent Auditors                                                                             23

Financial Statements

      Consolidated Balance Sheet                                                                           25

      Consolidated Statement of Operations                                                                 26

      Consolidated Statement of Stockholders' Equity                                                       27

      Consolidated Statement of Cash Flows                                                                 28

      Notes to Consolidated Financial Statements                                                           29

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Texas Petrochemical Holdings, Inc.:


In our opinion, the accompanying consolidated balance sheets as of June 30, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Texas Petrochemical Holdings, Inc. and its subsidiaries (collectively, "the Company") at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, during the year ended June 30, 2002, the Company changed its method of accounting for goodwill. During the year ended June 30, 2001, the Company changed its method of accounting for derivative instruments and certain hedging activities.


PricewaterhouseCoopers LLP
Houston, Texas
August 23, 2002

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemical Holdings, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Texas Petrochemical Holdings, Inc. and subsidiary (the "Company") for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                           DELOITTE & TOUCHE LLP
Houston, Texas
August 4, 2000

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                          JUNE 30,
                                                                              ------------------------------
                                                                                   2002              2001
                                                                              ------------       -----------
                      ASSETS

Current assets:
      Cash and cash equivalents                                               $    17,281        $    19,407
      Accounts receivable - trade                                                  55,698             54,479
      Inventories                                                                  24,162             35,574
      Other current assets                                                         16,965             14,066
                                                                              -----------        -----------
          Total current assets                                                    114,106            123,526

Property, plant and equipment, net                                                203,356            213,475
Investment in land held for sale                                                    -                    990
Investment in and advances to limited partnership                                   2,364              2,652
Goodwill, net of accumulated amortization of $24,091 and $24,091                  160,395            160,395
Other assets, net                                                                   9,350              9,913
                                                                              -----------        -----------
          Total assets                                                        $   489,571        $   510,951
                                                                              ===========        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                          $     5,185        $     5,829
      Accounts payable - trade                                                     63,169             67,171
      Accrued expenses                                                             19,742             17,561
      Current portion of long-term debt                                            14,968              6,196
      Revolving Credit Facility                                                     2,000              -
                                                                              -----------        -----------
          Total current liabilities                                               105,064             96,757

Revolving Credit Facility                                                           -                  2,000
Long-term debt                                                                    310,865            321,593
Deferred income taxes                                                              48,234             51,127

Commitments and contingencies (Note 7)

Common stock held by the ESOP                                                      22,954             15,300
Less:  Unearned compensation                                                       (9,067)             -

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 non-voting authorized and 529,545 and 529,445 voting shares issued and 516,327 and 527,995 shares outstanding at
          June 30, 2002 and 2001, respectively                                          5                  5
      Additional paid in capital                                                   40,337             38,361
      Treasury stock, at cost, 13,118 shares and 1,450 shares at June 30, 2002     (1,892)              (188)
          and June 30, 2001, respectively
      Accumulated deficit                                                         (19,911)           (14,004)
      Unearned ESOP shares                                                         (7,018)
                                                                              -----------        -----------
          Total stockholders' equity                                               11,521             24,174
                                                                              -----------        -----------
              Total liabilities and stockholders' equity                      $   489,571        $   510,951
                                                                              ===========        ===========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                         YEAR ENDED JUNE 30,
                                                           ---------------------------------------------
                                                              2002              2001             2000
                                                           -----------      -----------       ----------
Revenues                                                   $   599,591      $   858,718       $  744,725
Cost of goods sold                                             542,007          782,004          643,195
Non-cash ESOP compensation                                         240              950              570
Depreciation and amortization                                   21,450           24,598           23,800
                                                           -----------      -----------       ----------
   Gross profit                                                 35,894           51,166           77,160

Selling, general and administrative expenses                    10,639           10,036            9,153
                                                           -----------      -----------       ----------
        Income from operations                                  25,255           41,130           68,007


Interest expense                                                37,792           38,779           39,773

Other income (expense)
   Non-cash change in fair value of derivatives                  1,115             (561)           -
   Loss on disposal of assets                                     (349)            (327)           -
   Other, net                                                    1,565              564              (38)
                                                           -----------      -----------       ----------
                                                                 2,331             (324)             (38)
                                                           -----------      -----------       ----------

          Income before income taxes and
          cumulative effect of accounting change               (10,206)           2,027           28,196

Provision (benefit) for income taxes                            (4,605)             286           16,060
Cumulative effect of accounting change
   (net of $221 income tax benefit)                             -                  (410)           -
                                                           -----------      -----------       ----------


        Net income (loss)                                  $    (5,601)     $     1,331       $   12,136
                                                           ===========      ===========       ==========


Basic income (loss) per common share:
   Income (loss) before cumulative                         $     (9.94)     $       .30       $    23.62
   effect of accounting change
   Cumulative effect of accounting change                        -                (1.34)           -
                                                            ----------      -----------       ----------
   Income (loss) per share                                 $     (9.94)     $     (1.04)      $    23.62


Weighted average shares outstanding-basic                      491,886          519,445          498,945
                                                           ===========      ===========       ==========

Diluted income (loss) per common share:
   Income (loss) before cumulative                         $     (9.94)     $       .29       $    21.99
   effect of accounting change
   Cumulative effect of accounting change                        -                (1.28)           -
                                                           -----------      -----------       ----------

   Income (loss) per share                                 $     (9.94)     $      (.99)      $    21.99

Weighted average shares outstanding - diluted                  491,886          543,553          535,908
                                                           ===========      ===========       ==========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                       ADDITIONAL                                       UNEARNED
                                  COMMON STOCK           PAID IN        ACCUMULATED       TREASURY        ESOP
                                 SHARES    VALUE         CAPITAL          DEFICIT           STOCK        SHARES         TOTAL
                                 ------    -----       ---------        -----------     ----------      --------       --------
Balance, June 30, 1999           528,445   $   5       $  36,738        $  (23,731)                                     $13,012
Net income                                                                  12,136                                       12,136
Issuance of common stock           1,000                     100                                                            100
Non-cash ESOP compensation                                   570                                                            570
Treasury stock                                                                          $    (257)                         (257)
Revaluation of ESOP shares to
  independently appraised
  market value                                                                (920)                                        (920)
                                --------   -----       ---------        ----------      ---------       --------     ----------
Balance, June 30, 2000           529,445       5          37,408           (12,515)          (257)                       24,641
                                --------   -----       ---------        ----------      ---------       --------     ----------

Net income                                                                   1,331                                        1,331
Issuance of common stock
Non-cash ESOP compensation                                   950                                                            950
Issuance of treasury stock                                     3                               69                            72
Revaluation of ESOP shares to
  independently appraised
  market value                                                              (2,820)                                      (2,820)
                                --------   -----       ---------        ----------      ---------       --------     ----------
Balance, June 30, 2001           529,445       5          38,361           (14,004)          (188)                       24,174
                                ========   =====       =========        ==========      =========       ========     ==========

Net loss                                                                    (5,601)                                      (5,601)
Issuance of common stock             100                      16                                                             16
Purchase treasury stock                                                                    (1,704)                       (1,704)
Unearned ESOP Shares                                                                                    $ (7,018)        (7,018)
Non-cash ESOP compensation                                   240                                                            240
Reduce ESOP put option                                     1,720                                                          1,720
Revaluation of ESOP shares to
   independently appraised
   market value                                                               (306)                                        (306)
                                 -------   -----       ---------        ----------      ---------       --------     ----------
Balance, June 30, 2002           529,545   $   5       $  40,337        $  (19,911)     $  (1,892)      $ (7,018)    $   11,521
                                 =======   =====       =========        ==========      =========       ========     ==========



          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED JUNE 30,
                                                                  -------------------------------------------------
                                                                      2002              2001               2000
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                             $    (5,601)       $     1,331        $    12,136
    Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
    Depreciation of fixed assets                                       21,374             20,015             18,985
    Amortization of intangibles                                            76              4,583              4,815
    Amortization of debt issue costs and deferred premium               1,201              8,315              7,422
    Deferred income taxes                                              (2,504)            (4,030)             1,726
    Earnings from limited partnership                                    (349)              (558)              (324)
    (Gain) loss on sale of asset                                         (547)               327                -
    Non-cash ESOP compensation                                            240                950                570
    Non-cash change in fair value of derivatives                       (1,115)             1,192                -
    Change in:
       Accounts receivable                                             (1,219)             9,756            (24,015)
       Inventories                                                     11,412                383            (15,984)
       Other assets                                                     1,602             (3,318)             4,928
       Accounts payable, accrued and other                             (2,972)            (9,261)            32,397
     Distribution received from partnership                               637                675                375
                                                                  -----------        -----------        -----------
         Net cash provided by operating activities                     22,235             30,360             43,031

Cash flows from investing activities:
    Capital expenditures                                              (11,331)           (13,973)           (18,796)
    Proceeds from asset sales and involuntary conversions               1,537                741                -
                                                                  -----------         ----------        -----------
         Net cash used in investing activities                         (9,794)           (13,232)           (18,796)

Cash flows from financing activities:
    Bank overdraft                                                       (644)            (1,317)             6,272
    Net borrowings (repayments) on Revolving Credit Facility                                 350               (350)
    Payments on long-term debt                                        (10,532)           (13,295)            (7,465)
    Cash bonus plan payments                                                                (213)            (9,557)
    Debt issuance and organizational costs                                                  (247)              (152)
    Reduction in note receivable from ESOP                                780              2,000              2,000
    Issued common stock                                                    16               -                   100
    Issued (purchased) treasury stock                                  (1,704)                72               (257)
    Purchase of Unearned ESOP Shares                                   (2,483)              -                   -
                                                                  -----------        -----------        -----------
         Net cash used in financing activities                        (14,567)           (12,650)            (9,409)
                                                                  -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                   (2,126)             4,478             14,826

Cash and cash equivalents, beginning                                   19,407             14,929                103
                                                                  -----------        -----------        -----------

Cash and cash equivalents, ending                                 $    17,281        $    19,407        $    14,929
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

      The Company's principal raw material feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices, which are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a formula priced profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

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

Investment in Limited Partnership

      The Company and Hollywood Marine, Inc. formed a limited partnership, Hollywood/Texas Petrochemicals, Ltd., to operate four barges capable of transporting chemicals. The Company is a 50% limited partner in the limited partnership. The Company accounts for this investment under the equity method and records its portion of the limited partnership's net income as other income in the accompanying statement of operations. Summarized financial information of the partnership has not been presented because the Company's investment in and its proportionate share of the partnership's operations are not considered material.

Long-Lived Assets

      Property, plant and equipment are recorded at cost. Turnaround costs for major units of the manufacturing facilities are capitalized and amortized over the life of the turnaround, which is generally eighteen months. This turnaround amortization is included in cost of goods sold. Maintenance and repairs are charged to expense as incurred while significant improvements are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

      Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 30 years.

      Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill has been amortized over 40 years using the straight-line method. However, effective July 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and goodwill will no longer be amortized. Instead goodwill will be tested for impairment at least annually.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

Environmental Remediation Costs

      Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimates have not been discounted to present value.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

Income (Loss) per Share

      Basic income (loss) per share for three years ended June 30, 2002 has been computed using a weighted average shares outstanding of 491,886, 519,445 and 498,945, respectively. The weighted average shares outstanding used in the computation of basic income (loss) per share are net of 62,100 and 20,000 shares held by Employee Stock Ownership Plan that were not allocated to employees as of June 30, 2002 and 2000, respectively. For the year ended June 30, 2002 net loss used in calculating the basic and diluted loss per share has been decreased by $
0.7 million, which reflects a decrease in the market value of shares allocated to employees. For the years ended June 30, 2001 and 2000, income used in calculating basic and diluted income per share has been reduced by $1.9 million and $0.4 million, respectively which reflects the increase in the market value of the shares allocated to employees, to the extent that such increase has not already been recognized as compensation expense in the current period or as appreciation in value in prior periods. For the years ended June 30, 2001 and 2000, the weighted average shares outstanding for the diluted income per share calculation includes all ESOP shares outstanding and the effect of stock options. The effect of unallocated ESOP shares and stock options was not dilutive for fiscal year 2002 for purposes of calculating diluted income (loss) per share.

Employee Stock Ownership Plan

      The fair value of common stock held by the Employee Stock Ownership Plan (See "ESOP" Note 8), as well as prior year's unearned compensation related to unallocated shares are separately presented on the balance sheet between liabilities and stockholders' equity in a manner similar to redeemable preferred stock as employees have option to put the shares to the Company. The Company has recognized as non-cash ESOP compensation the difference in the fair value of the common stock and its cost to the ESOP for those shares allocated to participant's accounts with the corresponding offset credited to additional paid in capital.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

Reclassifications

      Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

Recently Issued Accounting Pronouncements

      SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" was issued in 2002 and will be effective for Company's first quarter of 2003. SFAS 143 requires the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. Specifically SFAS 143 requires (1) an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of liability be initially measured at fair value; (2) an entity recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows; and (3) upon initially recognizing a liability for an ARO, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Management believes the adoption of this pronouncement will not have an impact on the Company's consolidated financial statements.

      SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for the Company's first quarter of 2003. The Company's management believes the adoption of this pronouncement will not have an impact on the Company's consolidated financial statements.

      SFAS 145 "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections" was issued in April 2002. Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and, thus, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS 145 are effective for the Company's first quarter of 2003. The adoption of this pronouncement may impact the classification of debt extinguishment in the Company's future consolidated financial statements.

      SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                                                        JUNE 30,
                                                                             -------------------------------
                                                                                 2002                2001
                                                                             ------------       ------------
         Finished goods                                                      $     13,444       $     13,583
         Raw materials                                                              8,944             20,497
         Chemicals and supplies                                                     1,774              1,494
                                                                             ------------       ------------
                                                                             $     24,162       $     35,574
                                                                             ============       ============


OTHER CURRENT ASSETS:

                                                                                        JUNE 30,
                                                                             -------------------------------
                                                                                 2002                2001
                                                                             ------------       ------------
         Catalyst inventory                                                  $      6,581       $      5,389
         Other receivables                                                          4,220              4,929
         Prepaid and other                                                          6,164              3,748
                                                                             ------------       ------------
                                                                             $     16,965       $     14,066
                                                                             ============       ============

PROPERTY, PLANT AND EQUIPMENT:

                                                                                        JUNE 30,
                                                                             -------------------------------
                                                                                 2002                2001
                                                                             ------------       ------------
         Chemical plant                                                      $    322,676       $    300,379
         Construction in progress                                                   5,520             17,704
         Other                                                                      6,982              5,839
                                                                             ------------       ------------
                                                                                  335,178            323,922
         Less accumulated depreciation                                            131,822            110,447
                                                                             ------------       ------------
                                                                             $    203,356       $    213,475
                                                                             ============       ============

ACCRUED EXPENSES:

                                                                                        JUNE 30,
                                                                             -------------------------------
                                                                                 2002                2001
                                                                             ------------       ------------
         Accrued interest                                                    $     16,474       $     12,439
         Property and sales taxes                                                   1,641              2,320
         Federal income tax                                                        (2,501)               213
         Other                                                                      4,128              2,589
                                                                             ------------       ------------
                                                                             $     19,742       $     17,561
                                                                             ============       ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

4.  LONG-TERM DEBT

                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                                  2002               2001
                                                                             ------------       ------------
       Bank Credit Agreement:
         Term A Loan                                                         $      2,864       $      8,237
         Term B Loan                                                               33,718             35,295
         Revolving Credit Facility                                                  2,000              2,000
       Senior Subordinated Notes                                                  225,000            225,000
       Discount Notes                                                              57,650             57,650
       Deferred premium on Senior Subordinated Notes                                1,285              1,607
       Loan commitment - ESOP                                                       5,316               -
                                                                             ------------       ------------
                                                                                  327,833            329,789
         Less current maturities                                                   16,968              6,196
                                                                             ------------       ------------
         Long-term debt                                                      $    310,865       $    323,593
                                                                             ============       ============


      The Bank Credit Agreement originally provided for term loans in the amount of $ 130 million, an ESOP loan of $ 10 million, and a Revolving Credit Facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2% at June 30, 2002 and at June 30, 2001) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and .75% June 30, 2002 and June 30, 2001, respectively). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning in 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002.

      The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $185 million and $200 million as of June 30, 2002 and 2001, respectively. There is currently not an active market for the Discount Notes, therefore, the Company estimated that the fair value based on current interest rates available for the Company and similar debt instruments, was approximately $38 million and $40 million as of June 30, 2002 and 2001. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 2002 and 2001.

    In February 1998 the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converted a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. In addition, in June 1998 the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converted a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. During fiscal year 2001, both of the preceding interest rate swap agreements were settled, which resulted in $0.2 million of reduced interest expense during 2001.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

                      FISCAL YEAR
                      -----------
                           2003                                                  $ 16,968
                           2004                                                    21,614
                           2005                                                         -
                           2006                                                   225,000
                           2007                                                    57,650

5.  FEDERAL AND STATE INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities at June 30, 2001 and June 30, 2001 are as follows (in thousands of dollars):

                                                                                         JUNE 30,
                                                                             ------------------------------
                                                                                  2002             2001
                                                                             ------------       -----------
      Deferred tax liability - current:
          Property taxes                                                     $       (815)      $      (742)

      Deferred tax asset (liability) - noncurrent:
          Capital loss carryforward                                          $      4,809       $     3,986
          Investment in land                                                        -                   701
          Turnaround costs                                                         (1,650)           (1,029)
          Interest                                                                  9,319             9,319
          Property, plant and equipment                                           (58,595)          (61,829)
          Other                                                                       (45)             (203)
                                                                             ------------       -----------
                                                                                  (46,162)          (49,055)
          Valuation allowance                                                      (2,072)           (2,072)
                                                                             ------------       -----------
               Total noncurrent                                              $    (48,234)      $   (51,127)
                                                                             ============       ===========

      The Company recognized a $2.1 million valuation allowance in fiscal year 2000 for uncertainties in realizing the benefits of a portion of the capital loss carryforward, which expires by fiscal year 2003. The Company expects to utilize the remaining portion of the capital loss carryforward, of which $1.8 million expires in fiscal year 2004 and $0.9 million expires in fiscal year 2007.

The provision (benefit) for federal and state income taxes is comprised of the following (in thousands of dollars):

                                                                YEAR ENDED JUNE 30,
                                               -----------------------------------------------------------
                                                   2002                 2001                 2000
                                               ------------        -------------        ------------
Current:
      Federal                                  $     (2,208)       $       6,112        $     12,309
      State                                             107               (1,796)              2,025
                                               ------------        -------------        ------------
                                                     (2,101)               4,316              14,334
                                               ------------        -------------        ------------
Deferred:
      Federal                                        (2,504)              (4,030)              1,726
      State                                          -                    -                    -
                                               ------------        -------------       -------------
                                                     (2,504)              (4,030)              1,726
                                               ------------        -------------        ------------
          Total provision (benefit)
              for income taxes                 $     (4,605)       $         286        $     16,060
                                               ============        =============        ============

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                                  YEAR ENDED JUNE 30,
                                                   -------------------------------------------------
                                                      2002                2001               2000
                                                   -----------         -----------       -----------
Statutory federal income tax rate                           35%                 35%               35%
Computed "expected" federal income tax             $    (3,572)        $       709       $     9,869
Increase in tax resulting from:
      State income taxes, net of
         federal benefit                                                                       1,316
      Extraterritorial income tax regime                (1,629)
      Valuation allowance                                                                      2,072
      State income tax refund receivable                                    (2,324)
      Other, net                                           512                 (35)            1,000
      Amortization of goodwill and other                    84               1,936             1,803
                                                   -----------         -----------       -----------
Provision (benefit) for income taxes               $    (4,605)        $       286       $    16,060
                                                   ===========         ===========       ===========

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                                YEAR ENDED JUNE 30,
                                               ----------------------------------------------------
                                                  2002                 2001                 2000
                                               -----------        ------------          -----------
      Interest                                 $    30,624        $     40,120          $    32,479
      Income taxes                                     100                 491               16,407

7.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company was reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.1 million, $0.5 million and $0.7 million for the three years ended June 30, 2002, 2001 and 2000.

       Total rent expense was approximately $4.7 million, $4.6 million and $4.4 million, net of reimbursements described above, for the three years ended June 30, 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at June 30, 2002 (in thousands of dollars):

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      FISCAL YEAR
                      -----------
                           2003                                          $ 4,823
                           2004                                            3,593
                           2005                                            3,009
                           2006                                            2,007
                           2007                                            1,305
                          Thereafter                                       1,369
                                                                       ---------
                      Total minimum lease payments                     $  16,106
                                                                       =========

PURCHASE COMMITMENTS

      The Company has purchase commitments incidental to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

LITIGATION

      The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

      The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The complaint was dismissed in April 2002 as a result of a settlement agreement entered into between the Company and EPA. Under the settlement agreement, the Company paid $0.1 million and committed to modify certain storage tanks.

      Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Commission on Environmental Quality, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect. Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

that the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations.

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

8. ACCOUNTING CHANGES

         In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial reporting and accounting for goodwill and other intangible assets. The pronouncement stipulates that goodwill should no longer be amortized but rather assessed for impairment at least annually. The Company has applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired. The Company will continue assess goodwill for impairment at least annually. Goodwill amortization expense of $4.6 million and $4.6 million was recorded for the two years ending June 30, 2002.

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

9. EMPLOYEE BENEFITS

PROFIT SHARING PLAN

       The Company has a profit sharing plan that covers all full-time employees that have completed 90 days or more of service. Employees can contribute up to 15% of their base compensation to a tax-deferred fund. The Company matches at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the proceeding three years, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $1.0 million, $2.3 million and $2.3 million, for the three years ended June 30, 2002, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

      In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan and such shares were released and allocated to ESOP participants' accounts as the ESOP Loan was discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation began as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan was reported as compensation expense. Principal and interest payments made for the two years ended June 30, 2001 amounted to $2.1 million and $2.2 million, respectively. As of June 30, 2001 the ESOP Loan was paid in full and all 100,000 shares were allocated to employees.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as a contra account in the Company's shareholders' equity section. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the Plan has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in shareholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. Texas Petrochemicals LP anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the shares sold to the Trust, but has no recourse against the Company, Texas Petrochemicals LP, the sponsor or the Trust for non-payment of the notes. The Company's contribution to the Trust for the twelve months ended June 30, 2002 was $0.8 million, which was reported as compensation expense. As of June 30, 2002, 6,900 of these shares have been allocated. Based on the most recent appraised value of the Company's shares, the fair value of the unearned ESOP shares at June 30, 2002 was $9.1 million.

     Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. Beginning in fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, Texas Petrochemicals LP funded $1.7 million to qualifying former employees who exercised their put option. This amount was reflected as a capital distribution from Texas Petrochemicals LP and as a purchase of treasury stock by the Company. The future funding for the exercise of the put options are expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. At June 30, 2002 the put option valued at $13.9 million, based on the number of shares currently allocated at the current appraised share value of $146 per share. The put option is reflected on the balance sheet of the Company. The appraised value of the shares will change on an annual basis with the issuance of a new appraisal report. The Company anticipates that it will fund approximately $1 million of put options in fiscal year 2003.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

STOCK OPTION PLAN

       In October 1996, the Company approved to the Stock Option Plan (the "Plan") to reserve up to 27,778 shares of common stock to certain officers, directors and key employees of the Company. In April 1998, the Company amended the Plan to reserve up to additional 42,000 shares of common stock under the plan. The term of the options issued under the Plan cannot exceed ten years from the date of grant. The options issued to date vest ratably over a three-year period from the date of grant and are exercisable at $100 per share for those options granted prior to June 30, 1998, $126 per share for those shares granted in fiscal 2000, between $131 and $153 per share for those shares granted in fiscal year 2001 and between $146 and $153 per share for those granted in fiscal year 2002.

                                                                                   NUMBER OF
                                                                                     SHARES
                                                                                   ---------
                      Balance, June 30, 1999                                          32,278
                      Granted                                                         26,522
                      Exercised                                                       (1,000)
                      Canceled                                                        (5,500)
                                                                                   ---------
                      Balance, June 2000                                              52,300
                                                                                   ---------

                      Granted                                                         13,400
                      Exercised                                                        -
                      Canceled                                                          (500)
                                                                                   ---------
                      Balance, June 30, 2001                                          65,200
                                                                                   --------

                      Granted                                                          3,100
                      Exercised                                                        -
                      Canceled                                                        (7,700)
                                                                                   --------
                      Balance, June 30, 2002                                          60,600
                                                                                   =========

     Employee stock options are accounted for under the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in connection with stock options granted under the plan as the exercise price of the options at the dates of measurement were equivalent to the estimated fair value of the common stock on that date. Had compensation cost for the Plan been determined based on the method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) per share for the three years ended June 30, 2002 would have not been materially different on a pro forma basis.

CASH BONUS PLAN LIABILITY

      In connection with the Acquisition, the Predecessor established a $ 35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. For the two years ended June 30, 2001 and 2000, $0.2 million and $9.6 million of this amount was paid to eligible participants. In July 2000 the remaining balance was paid in full.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.   RELATED PARTY TRANSACTIONS

      In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2002 and 2001. The loan carries an interest rate of 8% and is due in December 2003.

      The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $ 40,000 per year for office expenses.

11.   CONCENTRATION OF CREDIT RISK

      The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 2002 approximately 38%, 38% and 34%, respectively, of the Company's sales were to four customers. The Company had one customer who represented 16% of sales during the year ended June 30, 2002, a second customer who represented 11% of sales during the years ended June 30, 2001 and 2000, and a third customer who represented 14% of the sales during the year ended June 30, 2000. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

      The Company maintains its cash deposits and short-term investments with a major bank and a financial services company, which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is remote.

12.   FINANCIAL INSTRUMENTS

      At June 30, 2002 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

      The Company enters into certain derivative financial instruments as part of its interest rate risk management and commodity price risk management. At June 30, 2002 the Company had outstanding future contracts for unleaded gasoline with notional volumes totaling 80,000 barrels. The fair value of these outstanding derivative instruments at June 30, 2002 was recorded as a $0.1 million liability on the balance sheet and the change in the fair value of these derivatives was recorded in current year earnings. During fiscal year 2002, the Company settled its natural gas swap contracts, that were outstanding at June 30, 2001, with notional volumes totaling 1.3 mmbtus and recognized $1.5 million as an increase in cost of goods sold.

     The fair value of financial derivative instruments are the amounts at which they could be settled based on estimates from dealers. All interest rate derivative instruments were settled during 2001 fiscal year. There were no interest rate derivative transactions during fiscal year 2002.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

13. SUPPLEMENTAL GUARANTOR INFORMATION

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2002
                                 (in thousands)

                                                                           Non-
                                                 Parent     Guarantor   Guarantors  Eliminations     Total
                                                 ------     ---------   ----------  ------------     -----
ASSETS
Current assets:
      Cash and cash equivalents                 $ 5,516     $            $ 11,765    $            $ 17,281
      Accounts receivable - trade                                          55,698                   55,698
      Inventories                                                          24,162                   24,162
      Other current assets                          677                    16,965         (677)     16,965
                                                -------     -------      --------    ---------    --------
          Total current assets                    6,193                   108,590         (677)    114,106

Property, plant and equipment, net                                        203,356                  203,356
Investments in land held for sale                     -                         -
Investment in and advances to limited
  partnership                                                               2,364                    2,364
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       309                     9,041                    9,350
Consolidated subsidiaries                        86,437      86,437             -     (172,874)          -
                                                -------     -------      --------    ---------    --------
          Total assets                          $92,939     $86,437      $483,746    $(173,551)   $489,571
                                                =======     =======      ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  5,185    $            $  5,185
      Accounts payable - trade                                             63,169                   63,169
      Payable to Parent                                                       677         (677)
      Accrued expenses                            2,334                    17,408                   19,742
      Current portion of long-term debt                                    14,968                   14,968
      Revolving Credit Facility                                             2,000                    2,000
                                                -------     -------      --------    ---------    --------
          Total current liabilities               2,334                   103,407         (677)    105,064

Long-term debt                                   67,413       5,315       247,899      (9,762)     310,865
Deferred income taxes                            (9,319)                   57,553                   48,234

Common stock held by the ESOP                    22,954                                             22,954
Less: unearned compensation                      (9,067)                                            (9,067)

Stockholders' equity:
      Partners' Equity                                                     86,437      (86,437)
      Common Stock                                    5                                                  5
      Additional paid in capital                 40,337      76,026                    (76,026)     40,337
      Accumulated deficit                       (19,911)     10,411                    (10,411)    (19,911)
      Treasury stock                             (1,892)                                            (1,892)
      Unallocated ESOP shares                        85      (5,315)       (1,788)                  (7,018)
      Note receivable - Parent                                             (9,762)       9,762
                                                -------     -------      --------    ---------    --------
          Total stockholders' equity             18,624      81,122        74,887     (163,112)     11,521
                                                -------     -------      --------    ----------   --------
            Total liabilities and
              stockholders' equity              $92,939     $86,437      $483,746    $(173,551)   $489,571
                                                =======     =======      ========    =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 June 30, 2001
                                 (in thousands)

                                                                           Non-
                                                 Parent     Guarantor   Guarantors  Eliminations    Total
                                                 ------     ---------   ----------  ------------    -----
ASSETS
Current assets:
      Cash and cash equivalents                 $           $            $ 19,407    $            $ 19,407
      Accounts receivable - trade                                          54,479                   54,479
      Inventories                                                          35,574                   35,574
      Other current assets                         (192)                   14,258                   14,066
                                                -------     -------      --------    --------     --------
          Total current assets                     (192)                  123,718                  123,526

Property, plant and equipment, net                                        213,475                  213,475
Investments in land held for sale                                             990                      990
Investment in and advances to
 limited partnership                                                        2,652                    2,652
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       349                     9,564                    9,913
Consolidated subsidiaries                        87,648      87,648         -        (175,296)         -
                                                -------     -------      --------    --------     --------
          Total assets                          $87,805     $87,648      $510,794   $(175,296)    $510,951
                                                =======     =======      ========   =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  5,829    $            $  5,829
      Accounts payable - trade                                             67,171                   67,171
      Payable to Parent                                                       213        (213)
      Accrued expenses                                                     17,348         213       17,561
      Current portion of long-term debt                                     6,196                    6,196
                                                -------     -------      --------    --------     --------
          Total current liabilities                                        96,757                   96,757

Revolving line of credit                                                    2,000                    2,000
Long-term debt                                   57,650                   263,943                  321,593
Deferred income taxes                            (9,319)                   60,446                   51,127

Common stock held by the ESOP                    15,300                                             15,300
Less: unearned compensation

Stockholders' equity:
      Partners' Equity                                                     87,648     (87,648)
      Common Stock                                    5                                                  5
      Additional paid in capital                 38,361      75,805                   (75,805)      38,361
      Accumulated deficit                       (14,004)     11,843                   (11,843)     (14,004)
      Treasury stock                               (188)                                              (188)
                                                -------     -------      --------    --------     --------
          Total stockholders' equity             24,174      87,648        87,648    (175,296)      24,174
                                                -------     -------      --------    --------     --------
              Total liabilities and
               stockholders' equity             $87,805     $87,648      $510,794   $(175,296)    $510,951
                                                =======     =======      ========   =========     ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2002
                                 (in thousands)


                                                                     Non-
                                            Parent     Guarantor  Guarantors  Eliminations    Total
                                            ------     ---------  ----------  ------------    -----
Revenues                                  $            $           $599,591      $            $599,591
Cost of goods sold                                                  542,007                    542,007
Non-cash ESOP compensation                                              240                        240
Depreciation and amortization                                        21,450                     21,450
                                          --------                 --------                    -------
      Gross profit                                                   35,894                     35,894
Selling, general and
  administrative expenses                      101                   10,538                     10,639
                                          --------     -------     --------      -------       -------
           Income (loss) from operations      (101)                  25,356                     25,255
Interest expense                             8,325                   29,467                     37,792
Other income                                    54                    2,277                      2,331
                                          --------     -------     --------      -------       -------
           Income (loss) before
             income taxes                   (8,372)                  (1,834)                   (10,206)
           and accounting change
Provision (benefit) for income taxes        (2,518)                  (2,087)                    (4,605)
Accounting change
Equity in net income of subsidiaries           253         253                      (506)
                                          --------     -------     --------      --------     --------
           Net income (loss)              $ (5,601)    $   253     $    253      $  (506)     $ (5,601)
                                          ========     =======     ========      =======      ========

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2001
                                 (in thousands)


                                                                     Non-
                                            Parent     Guarantor  Guarantors  Eliminations    Total
                                            ------     ---------  ----------  ------------    -----
Revenues                                  $            $           $858,718      $            $858,718
Cost of goods sold                                                  782,004                    782,004
Non-cash ESOP compensation                                              950                        950
Depreciation and amortization                                        24,598                     24,598
                                                                   --------                   --------
      Gross profit                                                   51,166                     51,166
Selling, general and
      administrative expenses                   35                   10,001                     10,036
                                          --------     -------     --------      --------     --------
           Income (loss) from operations       (35)                  41,165                     41,130
Interest expense                             7,115                   31,664                     38,779
Other income                                                           (324)                      (324)
                                          --------     -------     --------      --------     --------
           Income (loss) before
             income taxes                   (7,150)                   9,177                      2,027
           and accounting change
Provision (benefit) for income taxes        (2,374)                   2,660                        286
Accounting change                                                      (410)                      (410)
Equity in net income of subsidiaries         6,107       6,107                    (12,214)
                                          --------     -------     --------      --------     --------
           Net income (loss)              $  1,331     $ 6,107     $  6,107      $(12,214)    $  1,331
                                          ========     =======     ========      ========     ========


                       Texas Petrochemical Holdings, Inc.
                 Supplemental Consolidating Statement of Income
                            Year Ended June 30, 2000
                                 (in thousands)

                                                                     Non-
                                            Parent     Guarantor  Guarantors  Eliminations     Total
                                            ------     ---------  ----------  ------------     -----
Revenues                                  $    -      $    -       $744,725      $  -          $744,725
Cost of goods sold                                                  643,195                     643,195
Non-cash compensation                                                   570                         570
Depreciation and amortization                                        23,800                      23,800
                                                                   --------                    --------
      Gross profit                                                   77,160                      77,160
Selling, general and
      administrative expenses                   14                    9,139                       9,153
                                          --------     -------     --------      --------      --------
           Income (loss) from operations       (14)                  68,021                      68,007
Interest expense                             6,249                   33,524                      39,773
Other income (expense)                                                  (38)                        (38)
                                          --------     -------     --------      --------      --------
           Income (loss) before
              income taxes                  (6,263)                  34,459                      28,196
Provision (benefit) for income taxes        (1,896)                  17,956                      16,060
Equity in net income loss of subsidiaries   16,503      16,503                    (33,006)          -
                                          --------     -------     --------      --------      --------
           Net income (loss)              $ 12,136    $ 16,503     $ 16,503      $(33,006)     $ 12,136
                                          ========    ========     ========      ========      ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2002
                                 (in thousands)


                                                                         Non-
                                               Parent     Guarantor   Guarantors  Eliminations     Total
                                               ------     ---------   ----------  ------------     -----
Cash flows from operating activities:
      Net income (loss)                     $  (5,601)     $   253     $   253      $    (506)   $  (5,601)
      Adjustments to reconcile net
         income to net cash provided
         by operating activities:
      Depreciation of fixed assets                                      21,374                      21,374
      Amortization of goodwill and
        other assets                                                        76                          76
      Amortization of debt issue costs                                   1,201                       1,201
      Earnings from limited partnership                                   (349)                       (349)
      Deferred income taxes                                             (2,504)                     (2,504)
      Gain on sale of asset                                               (547)                       (547)
      Non-cash ESOP compensation                                           240                         240
      Non-cash fair value of derivatives                                (1,115)                     (1,115)
      Change in:
         Accounts receivable                                            (1,219)                     (1,219)
         Inventories                                                    11,412                      11,412
         Other assets                             612                      990                       1,602
         Accounts payable, accrued and other      895                   (3,867)                     (2,972)
         Distribution from limited
           partnership                                                     637                         637
                                            ---------      -------     -------      ---------    ---------
             Net cash provided by
               operating activities            (4,094)         253      26,582           (506)      22,235

Cash flows from investing activities:
      Capital expenditures                                             (11,331)                    (11,331)
      Proceeds from the sale of assets and
         Involuntary conversions                                         1,537                       1,537
                                            ---------      -------     -------      ---------    ---------
             Net cash used in investing
                activities                                              (9,794)                     (9,794)

 Cash flows from financing activities:
      Change in bank overdraft                                            (644)                       (644)
      Payments on long-term debt                                       (10,532)                    (10,532)
      Purchase of unearned ESOP shares                                  (2,483)                     (2,483)
      Reduction in note receivable from ESOP       85                      695                         780
      Advance to Parent                         9,762                   (9,762)
      Issuance of common stock                     16                                                   16
      Purchase treasury shares                                          (1,704)                     (1,704)
                                            ---------      -------     -------      ---------    ---------
             Net cash used in
               financing activities             9,863                  (24,430)                    (14,567)
                                            ---------      -------     -------      ---------    ---------
Net increase (decrease) in
     cash and cash equivalents                  5,769          253      (7,642)          (506)      (2,126)
Cash and cash equivalents, at
     beginning of period                                                19,407                      19,407
                                            ---------      -------     -------      ---------    ---------
Cash and cash equivalents, at end of period $   5,769      $   253     $11,765      $    (506)   $  17,281
                                            =========      =======     =======      ==========   =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2001
                                 (in thousands)


                                                                         Non-
                                               Parent     Guarantor   Guarantors    Eliminations   Total
                                            ---------     ---------   ----------    ------------ ----------
Cash flows from operating activities:
      Net income (loss)                     $   1,331      $ 6,107     $ 6,107      $ (12,214)   $   1,331
      Adjustments to reconcile
         net income to net
         cash provided by
         operating activities:
      Depreciation of fixed assets                                      20,015                      20,015
      Amortization of goodwill and
         other assets                                                    4,583                       4,583
      Amortization of debt issue costs          7,108                    1,207                       8,315
      Earnings from limited partnership                                   (558)                       (558)
      Deferred income taxes                    (2,374)                  (1,656)                     (4,030)
      Loss on sale of asset                                                327                         327
      Non-cash ESOP compensation                                           950                         950
      Non-cash fair value of derivatives                                 1,192                       1,192
      Change in:
         Accounts receivable                                             9,756                       9,756
         Inventories                                                       383                         383
         Other assets                             (35)                  (3,283)                     (3,318)
         Accounts payable,
           accrued and other                       (5)                  (9,256)                     (9,261)
         Distribution from
           limited partnership                                             675                         675
                                            ---------      -------     -------      ---------    ---------
             Net cash provided by
              operating activities              6,025        6,107      30,442        (12,214)      30,360

Cash flows from investing activities:
      Capital expenditures                                             (13,973)                    (13,973)
      Proceeds from the sale of assets                                     741                         741
                                            ---------      -------     -------      ---------    ---------
             Net cash used in investing
              activities                                               (13,232)                    (13,232)

 Cash flows from financing activities:
      Change in bank overdraft                                          (1,317)                     (1,317)
      Net borrowings (repayments)
         under revolver                                                    350                         350
      Payments on long-term debt                                       (13,295)                    (13,295)
      Payment of cash bonus plan                                          (213)                       (213)
      Debt issuance costs                                                 (247)                       (247)
      Reduction in note receivable
        from ESOP                                                        2,000                       2,000
      Issued treasury stock                        72                                                   72
                                            ---------      -------     -------      ---------    ---------
             Net cash used in
               financing activities                72                  (12,722)                    (12,650)
                                            ---------      -------     -------      ---------    ---------
Net increase (decrease) in cash
      and cash equivalents                      6,097        6,107       4,488        (12,214)       4,478
Cash and cash equivalents,
      at beginning of period                                    10      14,919                      14,929
                                            ---------      -------     -------      ---------    ---------
Cash and cash equivalents, at end of period $   6,097      $ 6,117     $19,407      $ (12,214)   $  19,407
                                            =========      =======     =======      =========    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                            Year Ended June 30, 2000
                                 (in thousands)


                                                                        Non-
                                               Parent     Guarantor  Guarantors   Eliminations     Total
                                            ---------     ---------  ----------   ------------   --------
Cash flows from operating activities:
      Net income (loss)                     $  12,136      $16,503     $16,503      $ (33,006)   $ 12,136
      Adjustments to reconcile net
         income to net cash provided
         by operating activities:
      Depreciation of fixed assets                                      18,985                     18,985
      Amortization of goodwill and
        other assets                                                     4,815                      4,815
      Amortization of debt issue costs          6,249                    1,173                      7,422
      Earnings from limited partnership                                   (324)                      (324)
      Deferred income taxes                    (1,902)                   3,628                      1,726
      Non-cash ESOP compensation                                           570                        570
      Change in:
         Accounts receivable                                           (24,015)                   (24,015)
         Inventories                                                   (15,984)                   (15,984)
         Other assets                             187                    4,741                      4,928
         Accounts payable, accrued
          and other                                             10      32,397            (10)     32,397
      Distribution from limited
       partnership                                                         375                        375
                                            ---------      -------     --------     ---------    ---------
             Net cash provided by
              operating activities            16,670        16,513      42,864        (33,016)     43,031

Cash flows from investing activities:
      Capital expenditures                                             (18,796)                   (18,796)
                                            ---------      -------     --------     ---------    ---------
             Net cash used in
              investing activities                                     (18,796)                   (18,796)
                                            ---------      -------     --------     ---------    ---------
 Cash flows from financing activities:
      Change in bank overdraft                                           6,272                      6,272
      Net repayments under revolver                                       (350)                      (350)
      Payments on long-term debt                                        (7,465)                    (7,465)
      Payment of cash bonus plan                                        (9,557)                    (9,557)
      Debt issuance costs                                                 (152)                      (152)
      Issued common stock                         100                                                 100
      Purchased treasury stock                   (257)                                               (257)
      Reduction in note receivable
        from ESOP                                                        2,000                      2,000
                                            ---------      -------     --------     ---------    ---------
             Net cash used in
               financing activities              (157)                  (9,252)                    (9,409)
                                            ---------      -------     --------     ---------    ---------
Net increase (decrease) in cash
      and cash equivalents                     16,513       16,513      14,816       (33,016)      14,826
Cash and cash equivalents, at
      beginning of period                                                  103                        103
                                            ---------      -------     --------     ---------    ---------
Cash and cash equivalents, at end of period $  16,513      $16,513     $14,919      $ (33,016)   $ 14,929
                                            =========      =======     =======      =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

      On September 13, 2000 the Audit Committee of the Board of Directors of the Company recommended and approved and the Company's Board of Directors approved, the engagement of PricewaterhouseCoopers LLP ("PwC") to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001. Accordingly, the engagement of Deloitte & Touche LLP ("D&T") as the Company's auditors was discontinued. D&T's reports on the Company's consolidated financial statements for the year ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's consolidated financial statements for the year ended June 30, 2000, and during the subsequent interim period preceding such dismissal, (i) the Company had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) D&T did not advise the company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, and
(iii) the Company did not consult with D&T on any accounting, auditing or financial reporting matters.

      In connection with the audits of the Company's consolidated financial statements for the years ended June 30, 2002 and 2001, (i) the Company had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers, LLP, would have caused PricewaterhouseCoopers, LLP to make reference to the matter in their reports; and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

      The Company engaged PricewaterhouseCoopers LLP during fiscal year 2002 to perform audit and tax services. The fees for such services were approximately $0.2 million for the year ended June 30, 2002.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

                                                                                            Years of
                                                                                       service with the
                                                                                            Company
Name                         Age   Position                                           or its predecessors
----                         ---   --------                                           -------------------
Hunter W. Henry Jr.          74    Director                                                     4
William A. McMinn            72    Director and Chairman                                       18
Steve A. Nordaker            55    Director                                                     5
Susan O. Rheney              43    Director                                                     6
Gary L. Rosenthal            53    Director                                                     4
Guy E. Sutherland            66    Director                                                     3
B. W. Waycaster              63    Director, President and Chief Executive Officer             10
Carl S. Stutts               55    Executive Vice President, Chief Financial Officer            4
Stephen R. Wright            54    Sr. Vice President, Secretary and General Counsel            6
John Yoars                   59    Vice President Operations                                    -



     Mr. Henry has held various manufacturing and management positions in the Dow Chemical Company, including Vice President - Business Operations for Latin America, Vice President - Manufacturing Dow Badische, General Manager - Michigan Division, President - Dow Brazil, President - Dow USA and Executive Vice President of Dow Chemical Company (1982 - 1988). Mr. Henry was on Dow's board from 1979 to 1993 and has served on the Executive, Compensation, Health and Safety Committees and as Chairman of the Finance and Investment Policy Committee. Mr. Henry also served as Chairman of the Board of Directors of Dowell Schlumberger, 1985 - 1988.

     Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997. Mr. McMinn currently serves on the Board of Directors of Lexicon, Adrisys, Carbon Nanotechnologies and C-Sixty.

     Mr. Nordaker was a Managing Director of J.P. Morgan Securities Inc. or predecessor merged entities from 1995 to 2001. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of J.P. Morgan Partners, an affiliate of J.P. Morgan Securities.

     Ms. Rheney is an independent investor. Ms. Rheney was a principal of The Sterling Group, Inc., an investment banking firm specializing in leveraged buyouts from 1992 to 2000. Ms. Rheney is also a director of American Plumbing & Mechanical, Inc. and Genesis Energy, Inc.

     Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. since 1994. Mr. Rosenthal currently serves as a director for Oil States International, Inc., Dresser Inc., and Jackson Products Company, Inc. and previously served as Chairman of the Board (1990-1994) and CEO (1994) of Wheatley TXT Corp.

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

     Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydrocarbons and Resources when he left to join the Company. Mr. Waycaster is a Board member of the National Petrochemical and Refiners Association, serves on the Advisory Board of ChemConnect, Inc. and is a past Board member of the American Chemistry Council.

     Mr. Stutts joined the Company in April 1998 as CFO, Vice President of Finance and Corporate Development, and in March 2000 was promoted to Executive Vice President and CFO. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies. He is on the Board of Directors and the Compensation Committee of Bolder Technologies Corp.

     Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc. In July 1999, he was named Senior Vice President, Secretary and General Counsel.

     Mr. Yoars, Vice President Operations, joined Texas Petrochemicals, LP in October 2001. Mr. Yoars has 35 years of experience in the Chemical and Refining Industry. He has held positions in Operations, Technical, Maintenance and Business Management. Prior to joining the Company he was the Senior Vice President of Olefins with the Westlake Group. There he was responsible for feedstock management, olefins manufacturing, and product sales for the Olefins Business Unit. Mr. Yoars has held positions with Hercules, Sinclair Petrochemicals, Cabot Corporation, Atlantic Richfield, Lyondell Petrochemical and Lyondell-Citgo Refining.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 2002.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                         Year(1)          Salary            Bonus
---------------------------                         -------        ----------         ----------
B. W. Waycaster, President and
 Chief Executive Officer                            2002           $  420,000         $  164,684
                                                    2001              420,000            588,325
                                                    2000              300,000            575,436

Carl S. Stutts, Executive Vice President,
   Chief Financial Officer                          2002           $  228,000         $   89,398
                                                    2001              228,000            319,683
                                                    2000              175,000            335,671

William F. Howard, Senior
  Vice President of Operations                      2002(3)        $   50,750         $   34,130
                                                    2001              174,000            253,976
                                                    2000              150,000            223,762
John Yoars, Vice President
  Operations                                        2002(2)        $  142,436         $   80,334

Stephen R. Wright, Senior Vice
  President, Secretary and
  General Counsel                                   2002           $  192,000         $   75,286
                                                    2001              192,000            283,683
                                                    2000              180,000            345,272

The bonus program is directly related to the Company's level of EBITDA. Bonuses are shown for the year paid, not the year earned. Bonuses shown for the year ending June 30, 2002 were paid in July, 2001 based upon the Company's earnings for the year ending June 30, 2001.

--------------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2)  Joined the Company as serving as Vice President of Operations in October
     2001.

(3) Resigned from the Company in October 2001 and received severance pay of $160,000 during fiscal year 2002.

     The following table sets forth the number and dollar value of exercised and unexercised options held by each of the named executive officers at June 30, 2002.

                                           Number of Securities                       Value of Unexercised
                                          Underlying Unexercised                     In-The-Money Options at
                                         Options at June 30, 2002                         June 30, 2002
                                     --------------------------------           ---------------------------------
                                     Exercisable      Not Exercisable           Exercisable       Not Exercisable
                                     -----------      ---------------           -----------       ---------------
B.W. Waycaster                         6,452              11,048                $296,792           $ 508,208
Carl S. Stutts                         5,498                 502                 252,908              23,092
Stephen R. Wright                      4,130               1,570                 189,980              72,220
John P. Yoars                              0               2,500                       0                   0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of September 1, 2002, the number and percentage of the outstanding shares of common stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of such stock,
(b) each director of the Company, (c) each of the Named Executive Officers of the Company, and (d) all directors and executive officers of the Company as a group.

                                                            Total Number of Shares of
Name and Address of Beneficial Owner                     Common Stock Beneficially Owned      Percent of Class
------------------------------------                     -------------------------------      ----------------
Hunter W. Henry Jr.                                                        -  (7)                      -
    1148 Thousand Oaks
    San Marcos, TX  78666
John Yoars
    8600 Park Place Blvd.                                                350
    Houston, TX  77017
William A. McMinn                                                     15,500  (1)                    2.9%
    Eight Greenway Plaza, Suite 702
    Houston, TX 77046
Steve A. Nordaker                                                       -     (7)                    -
    600 Travis, 20th Floor
    Houston, TX  77002
Susan O. Rheney                                                        5,500  (2)                    1.0%
    Eight Greenway Plaza, Suite 702
    Houston, TX  77046
Gary L. Rosenthal                                                      1,950  (3)                    0.4%
    600 Travis, Suite 6110
    Houston, TX  77002
Carl S. Stutts                                                         7,998  (4)                    1.4%
    3801 Swartmore Street
    Houston, TX  77056
Guy E. Sutherland                                                      -      (7)                    -
    1821 S.E. Glynnwood Dr.
    Bartlesville, OK  74006-6121
Bill W. Waycaster                                                     46,452  (5)                    8.8%
    Three Riverway, Suite 1500
    Houston, TX  77056
Stephen R. Wright                                                      5,780  (6)                    1.0%
    Three Riverway, Suite 1500
    Houston, TX  77056
All directors and Named Executive
    Officers as a group (10 persons)                                  83,530                        15.8%
TPC Holding Corp. ESOP                                               157,220                        29.7%
Capital Southwest Corporation                                         30,000                         5.7%
    12900 Preston Road, Suite 700
    Dallas, TX  75230
Chase Venture Capital Associates, L.P.                                60,000                        11.3%
    380 Madison Avenue
    New York, NY  10017
The Huff Alternative Income Fund, L.P.                                57,778                        10.9%
    67 Park Place
    Morristown, NJ  07960

(1)  Includes 5,500 shares subject to options.

(2)  Includes 500 shares subject to options.

(3) Includes 500 shares subject to options. Does not include 2,000 shares held in Trust for Mr. Rosenthal's descendants. Mr. Rosenthal disclaims beneficial ownership of the shares.

(4)  Includes 5,498 shares subject to options.

(5)  Includes 11,975 shares subject to options.

(6)  Includes 4,130 shares subject to options.

(7)  Percentage of shares beneficially owned does not exceed 1% of the class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

     In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $ 0.2 million of which $ 0.2 million remained outstanding as of June 30, 2001. The loan carries an interest rate of 8% and is due in December 2003.

     The Chairman of the Company, William A. McMinn, receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $ 40,000 per year for office expenses.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

       99.1   CEO Section 906 Certification

       99.2   CFO Section 906 Certification

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


(b)  Financial Statement Schedules

     Not applicable

(c)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 30, 2002.

                                    TEXAS PETROCHEMICAL HOLDINGS, INC.
                                               (Registrant)

                                    By:          /s/  B.W. Waycaster
                                       -----------------------------------------
                                                      B.W. Waycaster
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the indicated capacities on September 30, 2002.

            /s/ WILLIAM A. McMINN                    Director and Chairman
------------------------------------------
              William A. McMinn


             /s/ B.W. WAYCASTER                      Director, President and Chief Executive Officer
------------------------------------------
               B.W. Waycaster


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


            /s/ STEVE A. NORDAKER                    Director
------------------------------------------
              Steve A. Nordaker


             /s/ SUSAN O. RHENEY                     Director
------------------------------------------
               Susan O. Rheney


            /s/ GARY L. ROSENTHAL                    Director
------------------------------------------
              Gary L. Rosenthal


            /s/ GUY E. SUTHERLAND                    Director
------------------------------------------
              Guy E. Sutherland


             /s/ CARL S. STUTTS                      Executive Vice President, Chief Financial Officer
------------------------------------------
               Carl S. Stutts

                                 CERTIFICATIONS


I, B. W. Waycaster, certify that:


         (1) I have reviewed this annual report on Form 10-K of Texas Petrochemical Holdings, Inc.;

         (2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report and

         (3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 30, 2002
                                          /s/ B. W. WAYCASTER
                                          --------------------------------------
                                          B. W. Waycaster
                                          President and Chief Executive Officer






I,  Carl S. Stutts, certify that:

         (1) I have reviewed this annual report on Form 10-K of Texas Petrochemical Holdings, Inc.;

         (2) based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report and

         (3) based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 30, 2002


                                          /s/ CARL S. STUTTS
                                          --------------------------------------
                                          Carl S. Stutts
                                          Executive Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

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

       99.1   CEO Section 906 Certification

       99.2   CFO Section 906 Certification

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