Form 10-Q
period 2002-09-30
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2002-11-15
CIK 1019101

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


                                   ----------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _


    The number of shares of common stock of the registrant outstanding as of November 14, 2002 is 529,545.


--------------------------------------------------------------------------------

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of September 30, 2002 and June 30, 2002                 1

     Consolidated Statement of Operations for the three months ended
        September 30, 2002 and 2001                                                        2

     Consolidated Statement of Cash Flows for the three months ended
        September 30, 2002 and 2001                                                        3

     Notes to Consolidated Financial Statements                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                     16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                        22

Item 4. Controls and Procedures                                                           22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                 22

Item 5. Other Information                                                                 23

Item 6. Exhibits and Reports on Form 8-K                                                  24

Signature                                                                                 25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       TEXAS PETROCHEMICAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2002              2002
                                                                            -------------       ----------
                      ASSETS
Current assets:
      Cash and cash equivalents                                              $    1,762         $   17,281
      Accounts receivable - trade                                                61,996             55,698
      Inventories                                                                31,671             24,162
      Other current assets                                                       19,919             19,466
                                                                             ----------         ----------
          Total current assets                                                  115,348            116,607

Property, plant and equipment, net                                              199,709            203,356
Investment in limited partnership                                                 2,352              2,364
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                     9,599              9,350
                                                                             ----------         ----------
          Total assets                                                       $  487,403         $  492,072
                                                                             ==========         ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $    5,667         $    5,185
      Accounts payable - trade                                                   54,240             63,169
      Accrued expenses                                                           13,882             22,243
      Current portion of long-term debt                                          20,411             14,968
      Revolving Credit Facility                                                  21,500              2,000
                                                                             ----------         ----------
          Total current liabilities                                             115,700            107,565

Long-term debt                                                                  304,257            310,865
Deferred income taxes                                                            47,551             48,234
Commitments and contingencies (Note 4)

Common stock held by the ESOP                                                    22,954             22,954
Less: unearned compensation                                                      (8,815)            (9,067)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and
        100,000 shares non-voting authorized and 529,545
        voting shares issued 516,327 and 516,427 shares outstanding
        at September 30, 2002 and June 30, 2002, respectively                         5                  5
      Additional paid in capital                                                 40,394             40,337
      Treasury stock, at cost, 13,218 shares and 13,118 shares
        at September 30, 2002 and June 30, 2002, respectively                    (2,037)            (1,892)
      Accumulated deficit                                                       (25,784)           (19,911)
      Unallocated ESOP shares                                                    (6,822)            (7,018)
                                                                             ----------         ----------
          Total stockholders' equity                                              5,756             11,521
                                                                             ----------         ----------
              Total liabilities and stockholders' equity                     $  487,403         $  492,072
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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             -----------        -----------
Revenues                                                                     $   157,121        $   154,922
Cost of goods sold                                                               148,634            153,144
Non-cash ESOP compensation                                                            57                 69
Depreciation                                                                       5,510              5,056
                                                                             -----------        -----------
      Gross profit (loss)                                                          2,920             (3,347)

Selling, general and administrative expenses                                       2,542              2,698
                                                                             -----------        -----------
           Income (loss) from operations                                             378             (6,045)
                                                                                                            -
Interest expense                                                                   9,282              9,613

Other income (expense)
      Non-cash change in fair value of derivatives                                    78               (706)
      Other, net                                                                     218                 56
                                                                             -----------        -----------
                                                                                     296               (650)

           Loss before income taxes                                               (8,608)           (16,308)

Benefit for income taxes                                                          (2,987)            (5,561)
                                                                             -----------        -----------

           Net loss                                                          $    (5,621)       $   (10,747)
                                                                             ===========        ===========

Loss per share                                                               $    (12.35)       $    (21.68)

Weighted average shares outstanding - basic                                      455,190            495,808
                                                                             ===========        ===========

Diluted loss per share                                                       $    (12.35)       $    (21.68)

Weighted average shares outstanding - diluted                                    455,190            495,808
                                                                             ===========        ===========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            -----------         ----------
                                                                                2002               2001
                                                                            -----------         ----------
Cash flows from operating activities:
      Net loss                                                              $    (5,621)        $  (10,747)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation of fixed assets                                                5,510              5,056
      Amortization of debt issuance costs and deferred premium                      300                301
      Earnings from limited partnership                                            (183)
      Deferred income taxes                                                        (683)               656
      Non-cash ESOP compensation                                                     57                 69
      Non-cash change in fair value of derivatives                                  (78)               706
      Change in:
         Accounts receivable                                                     (6,298)             5,030
         Inventories                                                             (7,509)             4,231
         Other assets                                                            (3,506)            (8,678)
         Accounts payable, accrued and other                                    (14,789)           (20,493)
      Distribution from limited partnership                                         195                150
                                                                            -----------         ----------
             Net cash used in operating activities                              (32,605)           (23,719)
                                                                            -----------         ----------
Cash flows from investing activities:
      Capital expenditures                                                       (1,863)            (3,392)
                                                                            ------------        ----------
             Net cash used in investing activities                               (1,863)            (3,392)

 Cash flows from financing activities:
      Change in bank overdraft                                                      482              1,288
      Net borrowings under Revolving Credit Facility                             19,500             21,500
      Payments on long-term debt                                                 (1,084)            (3,374)
      Reduction on note receivable from ESOP                                        196
      Purchase of shares by ESOP                                                                    (2,287)
      Purchase of treasury shares                                                  (145)
                                                                            -----------         ----------
                Net cash provided by financing activities                        18,949             17,127
                                                                            -----------         ----------

Net decrease in cash and cash equivalents                                       (15,519)            (9,984)

Cash and cash equivalents, at beginning of period                                17,281             19,407
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $     1,762         $    9,423
                                                                            ===========         ==========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

      NATURE OF OPERATIONS

      The consolidated financial statements include the accounts of Texas Petrochemical Holdings, Inc. and its wholly owned subsidiary, TPC Holding Corp., collectively referred to as the "Company". The Company, through its facility in Houston, Texas, is one of the largest producers of butadiene, the largest producer of butene-1 and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the second largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

      On July 1, 2000, the Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provision of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding, Corp., Texas Petrochemicals LP's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change had no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that Texas Petrochemicals LP as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

      GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the interim period ended September 30, 2002. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2002. The June 30, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2. LIQUIDITY

      The Company's primary source of funds to meet debt service requirements is net cash flows provided by operating activities. Operating cash flows are significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has $26 million availability under a Revolving Credit Facility of which $21.5 million was used at September 30, 2002, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity during the three months ended September 30, 2002 was used primarily to fund a $12.5 million interest payment on the Senior Subordinated Notes, a $3.9 million semi-annual interest payment on the Discount Notes and increases in working capital. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Senior Subordinated Notes. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company's availability under the Revolving Credit Facility is tied to, among other things, the ratio of debt to EBITDA as defined in the Bank Credit Agreement. Future reductions in the Company's EBITDA could result in a decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement was not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. The Company is currently in negotiations to replace the existing Bank Credit Agreement with a new revolving credit facility and a new term loan. Based on current negotiations, the Company believes this financing will include a revolving credit facility of up to $60 million and a term loan of at least $25 million for the next three years. The Company anticipates closing of the new facilities in November 2002.

       The Company obtained an amendment to the Bank Credit Agreement in September 2002 to waive the ratio of total debt to EBITDA through October 31, 2002, which allowed the Company $33 million of availability under the Revolving Credit Facility. In October 2002, the Company obtained a one-month extension to the waiver that will allow the Company $26 million of availability under the Revolving Credit Facility through November 29, 2002. This waiver effectively gives the Company until November 29, 2002 to complete the refinancing of its bank debt. If the refinancing is not completed by November 29, 2002 the Company anticipates that it will seek additional relief from the ratio covenants contained in the current Bank Credit Agreement. The failure to obtain additional relief under the Bank Credit Agreement or failure to complete the refinancing of the existing debt by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. Additionally, if the Company were unable to complete the refinancing by December 31, 2002 or extend the current Bank Credit Agreement beyond such date, the Company would be forced to take appropriate steps to seek protection from its creditors, including potential bankruptcy proceedings. Previously, the Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


      INCOME PER SHARE

      The basic and diluted weighted average shares outstanding used in the computation of income (loss) per share are net of 60,375 and 67,275 shares held by the Employee Stock Ownership Plan ("ESOP"), that were not allocated to employees as of September 30, 2002 and 2001, respectively. The effect of unallocated ESOP shares and stock options were not dilutive for the three months ended September 30, 2002 and 2001 for purposes of calculating dilutive income
(loss) per share.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:


                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2002              2002
                                                                            -------------       ----------
         Finished goods                                                      $   16,119         $   13,444
         Raw materials                                                           13,502              8,944
         Chemicals and supplies                                                   2,050              1,774
                                                                             ----------         ----------
                                                                             $   31,671         $   24,162
                                                                             ==========         ==========

OTHER CURRENT ASSETS:

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2002              2002
                                                                            ------------        ----------
         Catalyst inventory                                                  $    5,789         $    6,581
         Other receivables                                                        3,854              6,721
         Prepaid and other                                                       10,276              6,164
                                                                             ----------         ----------
                                                                             $   19,919         $   19,466
                                                                             ==========         ==========

PROPERTY, PLANT AND EQUIPMENT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2002              2002
                                                                             -------------      -----------
         Chemical plants                                                     $   322,810        $   322,676
         Construction in progress                                                  7,249              5,520
         Other                                                                     6,982              6,982
                                                                             -----------        -----------
                                                                                 337,041            335,178
         Less accumulated depreciation                                           137,332            131,822
                                                                             -----------        -----------
                                                                             $   199,709        $   203,356
                                                                             ===========        ===========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                2002               2002
                                                                            -------------       ----------
         Accrued interest                                                    $    8,263         $   16,474
         Property and sales taxes                                                 2,727              1,641
         Other                                                                    2,892              4,128
                                                                             ----------         ----------
                                                                             $   13,882         $   22,243
                                                                             ==========         ==========

LONG TERM DEBT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2002              2002
                                                                             -------------      -----------
         Bank Credit Agreement:
              Term A Loan                                                    $     1,432        $     2,864
              Term B Loan                                                         32,854             33,718
              Revolving Credit Facility                                           21,500              2,000
         Senior Subordinated Notes                                               225,000            225,000
         Discount Notes                                                           57,650             57,650
         Deferred premium on Senior Subordinated Notes                             1,205              1,285
         Note payable for insurance premium                                        1,993               -
         Loan commitment - ESOP                                                    4,534              5,316
                                                                             -----------        -----------
                                                                                 346,168            327,833
         Less current maturities                                                  41,911             16,968
                                                                             -----------        -----------
         Long-term debt                                                      $   304,257        $   310,865
                                                                             ===========        ===========


      The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP Note of $10 million and a Revolving Credit Facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% for the Revolving Credit Facility and Term A Loan at September 30, 2002 and 3.00% for the Term B Loan at September 30, 2002) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin of 1.0% at September 30, 2002. Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Discount Notes are due 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1 beginning 2002. The Bank Credit Agreement, the Discount Notes and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. The Company obtained an amendment to the Bank Credit Agreement in July 2001

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage for fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002. In September 2002, the Company obtained a waiver of the total debt to EBITDA ratio through October 31, 2002 which allowed the Company $33 million of availability under the Revolving Credit Facility. Subsequently in October 2002, the Company obtained a one-month extension of this waiver through November 29, 2002 which allows the Company $26 million of availability under the Revolving Credit Facility.

      On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. for scheduled interest payments on the Discount Notes. Although Texas Petrochemicals LP expects to continue funding cash payments to Texas Petrochemical Holdings, Inc. to meet additional future interest requirements there is no assurance that Texas Petrochemicals LP, Inc. will have the available cash to make such funding. In January and July 2002, semiannual interest payments of $3.9 million each were made on the Discount Notes thus reducing the Company's cash balance to $1.6 million at September 30, 2002. The Board of Directors of the Company has approved, subject to certain conditions (including the refinancing of the Bank Credit Agreement), a dividend of $2.5 million payable from Texas Petrochemicals LP to Texas Petrochemical Holdings, Inc. on or before December 31, 2002. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised there will not be sufficient cash balances to fund the entire semiannual interest payment due January 2003. While the cash advance was, and the payment of the dividend is, intended to fund future interest requirements on the Discount Notes there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default the holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of the Company under the Discount Notes; however, under the circumstances where a default under the Discount Notes indenture is not waived or cured by some other accommodation agreed to with the holders of the Discount Notes and bankruptcy proceedings for the Company occurs, such bankruptcy would trigger a cross default provision in the Bank Credit Agreement and Senior Subordinated Notes indenture. Under the cross default provisions, the outstanding debt under the Bank Credit Agreement would be automatically accelerated. No automatic acceleration exists under the cross default provisions of the Senior Subordinated Notes indenture. If a cross default occurs and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

4. COMMITMENTS AND CONTINGENCIES

      ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the Environmental Protection Agency, ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Commission on Environmental Quality, ("TCEQ"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges,

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations.

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the Clean Air Act, ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which will require significant reductions in emissions of ozone precursors, including oxides of nitrogen and volatile organic compounds from the plants in an eight county area including Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emission, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of NOx by approximately 90%. However, a negotiated plan agreed to by TCEQ and the affected plants would reduce the amount of the required reductions to 80%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur in December 2002. The Company is unable at this time to predict the cost of modifying its facilities to comply with the requirements of the SIP. The Company estimates that such costs could range from $30 million to $60 million. These expenditures are expected to be incurred over the fiscal year 2003 to 2008 timeframe.

5. ACCOUNTING CHANGE

      In July 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which addresses financial reporting and accounting for goodwill and other intangible assets. This pronouncement stipulates that goodwill should no longer be amortized but rather assessed for impairment at least annually. The Company applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired.

      In July 2002, the Company adopted SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets" which requires the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. Management believes the Company's plant assets have an indeterminate life and therefore no retirement liability has been recorded.

6. EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust (the "Trust") purchased 69,000 shares of common stock of Texas Petrochemicals Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been reflected as a contra account in stockholders' equity. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to the selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. The Company has reflected this note as a loan commitment in long-term debt and the related unallocated shares as a contra account in stockholders' equity. The Company's contribution to the ESOP for the three

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

months ended September 30, 2002 and 2001 was $0.2 million, which was reported as compensation expense. As of September 30, 2002, 8,625 of these shares have been allocated. Based on the most recent appraised value of the Company's shares, the fair value of the unearned shares at September 30, 2002 was $8.8 million.

     Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. Beginning in fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, Texas Petrochemicals LP funded $1.7 million to qualifying former employees who exercised their put option. This amount was reflected as a capital distribution from Texas Petrochemicals LP and as a purchase of treasury stock by the Company. The future funding for the exercise of the put options are expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. The put option was valued at $14.1 million, based on the number of shares allocated at the current appraised share value of $146 per share. The put option is reflected on the balance sheet of the Company based on the most recent appraisal as of June 30, 2001. The appraised value of the shares will change on an annual basis after the end of the fiscal year with the issuance of a new appraisal report. The Company anticipates that it will fund approximately $0.8 million under the put options in fiscal year 2003.

7. SUPPLEMENTAL GUARANTOR INFORMATION

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 2002
                                 (in thousands)


                                                                           Non-
                                                 Parent     Guarantor   Guarantors  Eliminations   Total
                                                 ------     ---------   ----------  ------------   -----
ASSETS
Current assets:
      Cash and cash equivalents                 $ 1,636     $            $    126    $            $  1,762
      Accounts receivable - trade                                          61,996                   61,996
      Inventories                                                          31,671                   31,671
      Other current assets                        3,854                    17,017         (952)     19,919
                                                -------     -------      --------    ---------    --------
          Total current assets                    5,490                   110,810         (952)    115,348

Property, plant and equipment, net                                        199,709                  199,709
Investment in limited partnership                                           2,352                    2,352
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       293                     9,306                    9,599
Consolidated subsidiaries                        82,307      82,307                   (164,614)        -
                                                -------     -------      --------    ---------    --------
          Total assets                          $88,090     $82,307      $482,572    $(165,566)   $487,403
                                                =======     =======      ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  5,667    $            $  5,667
      Accounts payable - trade                                             54,240                   54,240
      Payable to Affilate                                       609                       (609)
      Accrued expenses                            3,141                    11,803       (1,062)     13,882
      Current portion of long-term debt                                    20,411                   20,411
      Revolving Credit Facility                                            21,500                   21,500
                                                -------     -------      --------    ---------    --------
          Total current liabilities               3,141         609       113,621       (1,671)    115,700

Long-term debt                                   67,551       4,534       242,073       (9,901)    304,257
Deferred income taxes                            (9,319)                   56,870                   47,551

Common stock held by the ESOP                    22,954                                             22,954
Less: unearned compensation                      (8,815)                                            (8,815)

Stockholders' equity:
      Partners' equity                                                     81,659      (81,659)
      Common Stock                                    5                                                  5
      Additional paid in capital                 40,394      76,095                    (76,095)     40,394
      Treasury stock                             (2,037)                                            (2,037)
      Accumulated earnings (deficit)            (25,784)      6,236                     (6,236)    (25,784)
      Note receivable - Parent                                             (9,901)       9,901
      Unallocated ESOP shares                                (5,167)       (1,750)          95      (6,822)
                                                -------     -------      --------    ---------    --------
          Total stockholders' equity             12,578      77,164        70,008     (153,994)      5,756
                                                -------     -------      --------    ---------    --------
              Total liabilities and
                 stockholders' equity           $88,090     $82,307      $482,572    $(165,566)   $487,403
                                                =======     =======      ========    =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2002
                                 (in thousands)


                                                                            Non-
                                                 Parent     Guarantor   Guarantors  Eliminations   Total
                                                 ------     ---------   ----------  ------------   -----
ASSETS
Current assets:
      Cash and cash equivalents                 $ 5,516     $            $ 11,765    $            $ 17,281
      Accounts receivable - trade                                          55,698                   55,698
      Inventories                                                          24,162                   24,162
      Other current assets                        3,178                    16,965         (677)     19,466
                                                -------     -------      --------    ---------    --------
          Total current assets                    8,694                   108,590         (677)    116,607

Property, plant and equipment, net                                        203,356                  203,356
Investments in land held for sale                     -                         -
Investment in and advances to limited partnership                           2,364                    2,364
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       309                     9,041                    9,350
Consolidated subsidiaries                        86,437      86,437         -         (172,874)        -
                                                -------     -------      --------    ---------    --------
          Total assets                          $95,440     $86,437      $483,746    $(173,551)   $492,072
                                                =======     =======      ========    =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  5,185    $            $  5,185
      Accounts payable - trade                                             63,169                   63,169
      Payable to Parent                                                       677         (677)
      Accrued expenses                            4,835                    17,408                   22,243
      Current portion of long-term debt                                    14,968                   14,968
      Revolving Credit Facility                                             2,000                    2,000
                                                -------     -------      --------    ---------    --------
          Total current liabilities               4,835                   103,407         (677)    107,565

Long-term debt                                   67,413       5,315       247,899      (9,762)     310,865
Deferred income taxes                            (9,319)                   57,553                   48,234

Common stock held by the ESOP                    22,954                                             22,954
Less: unearned compensation                      (9,067)                                            (9,067)

Stockholders' equity:
      Partners' Equity                                                     86,437      (86,437)
      Common Stock                                    5                                                  5
      Additional paid in capital                 40,337      76,026                    (76,026)     40,337
      Accumulated deficit                       (19,911)     10,411                    (10,411)    (19,911)
      Treasury stock                             (1,892)                                            (1,892)
      Unallocated ESOP shares                        85      (5,315)       (1,788)                  (7,018)
      Note receivable - Parent                                             (9,762)       9,762
                                                -------     -------      --------    ---------    --------
          Total stockholders' equity             18,624      81,122        74,887     (163,112)     11,521
                                                -------     -------      --------    ----------   --------
              Total liabilities and
                stockholders' equity            $95,440     $86,437      $483,746    $(173,551)   $492,072
                                                =======     =======      ========    =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
               Supplemental Consolidating Statement of Operations
                      Three Months Ended September 30, 2002
                                 (in thousands)

                                                                     Non-
                                            Parent     Guarantor  Guarantors  Eliminations     Total
                                            ------     ---------  ----------  ------------     -----
Revenues                                  $            $           $157,121      $           $157,121
Cost of goods sold                                                  148,634                   148,634
Non-cash ESOP compensation                                               57                        57
Depreciation                                                          5,510                     5,510
                                                                   --------                  --------
      Gross profit                                                    2,920                     2,920
Selling, general and administrative
   expenses                                     10                    2,532                     2,542
                                          --------     -------     --------      -------     --------
           Income (loss) from operations       (10)                     388                       378
Interest expense                             2,098                    7,184                     9,282
Other income (expense)                           5                      291                       296
                                          --------     -------     --------      -------     --------
           Loss before income taxes         (2,103)                  (6,505)                   (8,608)
      Benefit for income taxes                (656)                  (2,331)                   (2,987)
Equity in net income of subsidiaries        (4,174)     (4,174)                    8,348
                                          --------     -------     --------      -------     --------
           Net loss                       $ (5,621)    $(4,174)    $ (4,174)     $ 8,348     $ (5,621)
                                          ========     =======     ========      =======     ========


                       Texas Petrochemical Holdings, Inc.
               Supplemental Consolidating Statement of Operations
                      Three Months Ended September 30, 2001
                                 (in thousands)


                                                                      Non-
                                            Parent     Guarantor  Guarantors  Eliminations     Total
                                            ------     ---------  ----------  ------------     -----
Revenues                                  $            $           $154,922      $           $154,922
Cost of goods sold                                                  153,144                   153,144
Non-cash ESOP compensation                                               69                        69
Depreciation and amortization                                         5,056                     5,056
                                                                   --------                  --------
      Gross profit (loss)                                            (3,347)                   (3,347)
Selling, general and administrative
   expenses                                     42                    2,656                     2,698
                                          --------     -------     --------      -------     --------
           Income (loss) from operations       (42)                  (6,003)                   (6,045)
Interest expense                             2,002                    7,611                     9,613
Other income (expense)                          20                     (670)                     (650)
                                          --------     -------     --------      -------     --------
           Income (loss) before income
             taxes                          (2,024)                 (14,284)                  (16,308)
      Provision (benefit) for income
        taxes                                 (654)                  (4,907)                   (5,561)
Equity in net income of subsidiaries        (9,377)     (9,377)                   18,754
                                          --------     -------     --------      -------     ---------
           Net income (loss)              $(10,747)    $(9,377)    $ (9,377)     $18,754     $(10,747)
                                          ========     =======     ========      =======     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 2002
                                 (in thousands)

                                                                         Non-
                                               Parent     Guarantor   Guarantors  Eliminations    Total
                                               ------     ---------   ----------  ------------    -----
Cash flows from operating activities:
      Net loss                              $  (5,621)     $(4,174)    $(4,174)     $   8,348    $ (5,621)
      Adjustments to reconcile net
         income to net cash provided by
         operating activities:
      Depreciation of fixed assets                                       5,510                      5,510
      Amortization of debt issue costs                                     300                        300
      Earnings from limited partnership                                   (183)                      (183)
      Deferred income taxes                                               (683)                      (683)
      Non-cash ESOP compensation                                            57                         57
      Non-cash change in fair value
         of derivatives                                                    (78)                       (78)
      Non-cash interest on note
         receivable from parent                                           (139)           139
      Change in:
         Accounts receivable                                            (6,298)                    (6,298)
         Inventories                                                    (7,509)                    (7,509)
         Other assets                          (2,238)                  (1,268)                    (3,506)
         Accounts payable, accrued
            and other                             422                  (15,211)                   (14,789)
      Distribution from limited
         partnership                                                       195                        195
                                            ---------      -------     -------      ---------    --------
             Net cash used in operating
               activities                      (7,437)      (4,174)    (29,481)         8,487     (32,605)

Cash flows from investing activities:
      Capital expenditures                                              (1,863)                    (1,863)
                                            ---------      -------     -------      ---------    --------
             Net cash used in investing
               activities                                               (1,863)                    (1,863)

 Cash flows from financing activities:
      Change in bank overdraft                                             482                        482
      Net repayments under revolver                                     19,500                     19,500
      Payments on long-term debt                              (782)       (302)                    (1,084)
      Cash distribution to PPH                                  13         (13)
      Purchased treasury shares                  (145)                                               (145)
      Reduction of ESOP Note                                   158          38                        196
                                            ---------      -------     -------      ---------    --------
             Net cash used in
               financing activities              (145)        (611)     19,705                     18,949

Net decrease in cash and cash equivalents      (7,582)      (4,785)    (11,639)         8,487     (15,519)
Cash and cash equivalents, at beginning
  of period                                                             11,765                     17,281
                                            ---------      -------     -------      ---------   ---------
Cash and cash equivalents, at end
  of period                                 $  (7,582)     $(4,785)    $   126      $   8,487    $  1,762
                                            =========      =======     =======      =========    ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 2001
                                 (in thousands)

                                                                         Non-
                                               Parent     Guarantor   Guarantors  Eliminations     Total
                                               ------     ---------   ----------  ------------     -----
Cash flows from operating activities:
      Net income (loss)                     $ (10,747)     $(9,377)    $(9,377)     $  18,754    $(10,747)
      Adjustments to reconcile net income
         to net cash provided by
         operating activities:
      Depreciation of fixed assets                                       5,056                      5,056
      Amortization of debt issue costs                                     301                        301
      Deferred income taxes                     1,215                     (559)                       656
      Non-cash ESOP compensation                                            69                         69
      Non-cash change in fair value
         of derivatives                                                    706                        706
      Change in:
         Accounts receivable                                             5,030                      5,030
         Inventories                                                     4,231                      4,231
         Other assets                          (4,270)                  (4,408)                    (8,678)
         Accounts payable, accrued
            and other                           4,447                  (24,940)                   (20,493)
      Distribution from limited
         partnership                                                       150                        150
                                            ---------      -------     -------      ---------    --------
             Net cash provided by
                operating activities           (9,355)      (9,377)    (23,741)        18,754     (23,719)
Cash flows from investing activities:
      Capital expenditures                                              (3,392)                    (3,392)
                                            ---------      -------     -------      ---------    --------
             Net cash used in investing
                activities                                              (3,392)                    (3,392)

 Cash flows from financing activities:
      Change in bank overdraft                                           1,288                      1,288
      Net repayments under revolver                                     21,500                     21,500
      Payments on long-term debt                                        (3,374)                    (3,374)
      Note receivable - Parent                                          (9,268)         9,268
      Note receivable - ESOP                                            (2,287)                    (2,287)
                                            ---------      -------     -------      ---------    --------
             Net cash used in financing
                activities                                               7,859          9,268      17,127

Net increase (decrease) in cash and cash
   equivalents                                 (9,355)      (9,377)    (19,274)        28,022      (9,984)
Cash and cash equivalents, at beginning
   of period                                   19,407                   19,407
                                            ---------      -------     -------      ---------    --------
Cash and cash equivalents, at end
   of period                                $  (9,355)     $(9,377)    $   133      $  28,022    $  9,423
                                            =========      =======     =======      =========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's current quarter financial results were better than the previous year quarter primarily because the previous year quarterly results were negatively impacted by operating disruptions caused by the fire and flood in May 2001 and June 2001. Although the financial results of the current year quarter improved over the prior year quarter, the current year financial results were negatively impacted by lower MTBE margins and a limited availability of crude butadiene caused by a shortage of supply from the ethylene producers.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have enacted laws to eliminate the use of MTBE in gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results. Notwithstanding the delay in banning MTBE in California, several gasoline marketers have announced their intent to eliminate or reduce their usage of MTBE in the state. Such reductions in usage could have a material adverse affect on the Company.

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

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The EPA has not yet established MCLs but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

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

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three months ended September 30, 2002 and 2001.

Revenues

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                     ---------------     ----------------
                                                                           2002                 2001
                                                                     ---------------     ----------------
                                                                              (DOLLARS IN MILLIONS)

Butadiene                                                            $  35.4      23%    $   28.5      18%
Fuel Products (1)                                                       78.6      50         86.7      56
Specialty Products(2)                                                   39.1      25         36.8      24
Other(3)                                                                 4.0       2          2.9       2
                                                                     -------     ---     --------     ---
Total                                                                $ 157.1     100%    $  154.9     100%
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

Sales Volumes

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                              2002           2001
                                                                            -------         ------
                                                                   (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                                                     195.8         182.4
Fuel Products(1)                                                               87.3         105.1
Specialty Products                                                            159.0         157.8

----------
(1) Volumes in millions of gallons. Includes 67.1 million and 81.9 million gallons of MTBE sales, of which 18.1 million and 31.6 million gallons of finished MTBE was purchased for resale for the three months ended September 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                   -----------------    -----------------
                                                                           2002                 2001
                                                                   -----------------    -----------------
                                                                              (DOLLARS IN MILLIONS)
Revenues                                                           $  157.1     100%    $  154.9     100%
Cost of goods sold                                                    148.6      94        153.1      99
Non-cash ESOP compensation                                              0.1       -          0.1       -
Depreciation and amortization                                           5.5       4          5.0       3
                                                                   --------   -----     --------   -----
      Gross profit                                                      2.9       2         (3.3)     (2)
Selling, general and administrative expenses                            2.5       2          2.7       2
                                                                   --------   -----     --------   -----
      Income from operations                                       $    0.4       -%    $   (6.0)     (4)%
                                                                   ========   =====     ========   =====


Three months ended September 30, 2002 compared to the three months ended September 30, 2001

   REVENUES

      The Company's revenues increased by approximately $2.2 million to $157.1 million for the three months ended September 30, 2002 from $154.9 million for the three months ended September 30, 2001. Butadiene sales revenues increased as a result of higher sales prices and sales volumes as compared to the prior year quarter. Butadiene sales prices increased during the current period due to the limited availability of crude butadiene, creating a shortage in the market. Fuel products sales revenues declined during the current period due principally to lower MTBE sales volumes. MTBE sales volumes declined during the current period as a result of lower purchases of MTBE for resale. Additionally, MTBE production volumes during the current quarter were limited by plant shutdowns. Specialty products sales revenues and sales volumes were slightly higher than the prior year quarter primarily as a result of increased polyisobutylene sales.

GROSS PROFIT

      Gross profit increased by $6.2 million, to $2.9 million for the three months ended September 30, 2002 from $(3.3) million for the three months ended September 30, 2001. Gross profit during the current quarter increased over the prior year comparable quarter due to the net impact of a $13 million non-recurring loss in the prior year quarter partially offset by lower MTBE unit margins during the current quarter. The prior year quarter operating results were substantially impacted by operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in the quarter ended September 30, 2001 resulted in a reduction of MTBE production. In addition, the Company experienced a decline in product margins during these operational outages as high raw material inventories were sustained during the outages followed by a significant decline in market prices. The Company estimated that the non-recurring effects relating to the fire and flood impacted the prior year comparable quarter's gross profit by approximately $13 million. Gross profit during the current year quarter increased as a result of the elimination of this non-recurring loss, but was partially offset by lower unit margins on MTBE sales. Higher methanol prices during the current quarter negatively impacted unit margins on MTBE sales. Additionally, MTBE production volumes during the current quarter were limited by plant shutdowns.

   INCOME FROM OPERATIONS

      Income from operations increased by $6.4 million to $0.4 million for the three months ended September 30, 2002 from $(6.0) million for the three months ended September 30, 2001. Operating margin during this period increased due to the same factors contributing to the increases in gross profit described above. The selling, general and administrative costs remained relatively unchanged as compared to the previous period.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Three months ended September 30, 2002 compared to the three months ended September 30, 2001

      Net cash used by operating activities was $32.6 million for the three months ended September 30, 2002 compared to $23.7 million net cash provided for the three months ended September 30, 2001. The increase of $8.9 million was primarily caused by changes in working capital during the current period. Working capital increased during the current period due to higher feedstock prices and related product sales prices, which resulted in higher inventory and trade receivable balances. Net cash used in investing activities was $1.9 million for the three months ended September 30, 2002 compared to $3.4 million for the three months ended September 30, 2001. The decrease of $1.5 million was caused by lower capital expenditures during the current period. Net cash provided by financing activities was $18.9 million for the three months ended September 30, 2002 compared to $17.1 million for the three months ended September 30, 2001. The increase of $1.8 million was a result of reduced principal payments on long-term debt during the current period and financing activity during the prior year quarter was impacted by a cash payment of $2.3 million to the ESOP.

   LIQUIDITY

     The Company currently has long-term debt commitments consisting of the $225 million 11 1/8% Senior Subordinated Notes, $57.7 million 13 1/2% Discount Notes and $34.3 million of term debt under the Bank Credit Agreement. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding capital expenditures and income taxes. Additionally, beginning in January 2002, semiannual cash interest payments of $3.9 million were required under the $57.7 million 13 1/2% Discount Notes, which were issued directly by Texas Petrochemical Holdings, Inc. As a stand-alone entity, Texas Petrochemical Holdings, Inc., does not maintain continuing operations that generate cash flows to meet these interest payments. Texas Petrochemicals LP generates substantially all operating cash flows for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Company's Senior Subordinated Notes. On August 10, 2001, Texas Petrochemicals LP funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. for scheduled interest payments on the Discount Notes. Although Texas Petrochemicals LP expects to continue funding cash payments to Texas Petrochemical Holdings, Inc. to meet additional future interest requirements there is no assurance that Texas Petrochemicals LP, Inc. will have the available cash to make such funding.

     In January and July 2002, semiannual interest payments of $3.9 million each were made on the Discount Notes thus reducing the Company's cash balance to $1.6 million at September 30, 2002. The Board of Directors of the Company has approved, subject to certain conditions (including the refinancing of the Bank Credit Agreement), a dividend of $2.5 million payable from Texas

Petrochemicals LP to Texas Petrochemical Holdings, Inc. on or before December 31, 2002. Unless Texas Petrochemicals LP provides such funding to Texas Petrochemical Holdings, Inc. or additional capital is raised there will not be sufficient cash balances to fund the entire semiannual interest payment due January 2003. While the cash advance was, and the payment of the dividend is, intended to fund future interest requirements on the Discount Notes there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default the holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of the Company under the Discount Notes; however, under the circumstances where a default under the Discount Notes indenture is not waived or cured by some other accommodation agreed to with the holders of the Discount Notes and bankruptcy proceedings for the Company occurs, such bankruptcy would trigger a cross default provision in the Bank Credit Agreement and Senior Subordinated Notes indenture. Under the cross default provisions, the outstanding debt under the Bank Credit Agreement would be automatically accelerated. No automatic acceleration exists under the cross default provisions of the Senior Subordinated Notes indenture. If a cross default occurs and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

     The Company's Senior Subordinated Notes indenture contains provisions that limit the Company's ability to make restricted payments and advance funds from Texas Petrochemicals LP to the Company. These provisions require Texas Petrochemicals LP to maintain a 2.25 to 1.0 coverage of EBITDA to interest expense in order to make restricted payments to the Company. Based on the financial performance the last twelve months, Texas Petrochemicals LP does not currently meet this required coverage ratio test to make restricted payments. If Texas Petrochemicals LP is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes indenture allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments pursuant to the Company's Tax Sharing Agreement even if Texas Petrochemicals LP does not meet the coverage ratio test.

     The Company has determined that the Tax Sharing Agreement will require payments by the Texas Petrochemicals LP to the Company of, and the Senior Subordinated Notes indenture will permit the payment by Texas Petrochemicals LP to the Company (by dividend or otherwise) of, amounts sufficient to fund the interest expense on the Discount Notes until January 2005.

      In August 2001, the TPC Holding Corp. Trust purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as a contra account in stockholders' equity. As shares are allocated to employees a portion of the loan to the Trust is reduced and recognized as compensation expense. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the ESOP, has reflected the seller financed note on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller finance note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the

Trust for the three months ended September 30, 2002 and 2001 was $0.2 million, which was reported as compensation expense.

     Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. The put option is reflected on the financial statements of the Company. Beginning in fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, the Company paid $1.7 million to qualifying former employees who exercised their put option. This amount was reflected as a capital distribution from Texas Petrochemicals LP and as a purchase of treasury stock by the Company. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. At September 30, 2002 the put option was valued at $14.1 million, based on the number of shares allocated and the current appraised share value of $146 per share. The put option is reflected on the financial statements of the Company based on the most recent appraisal as of June 30, 2002. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. The Company estimates that it will fund approximately $0.8 million under the put options in fiscal year 2003.

      The Company's primary source of funds to meet debt service requirements is net cash flows provided by operating activities. Operating cash flows are significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has $26 million availability under a Revolving Credit Facility of which $21.5 million was used at September 30, 2002, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity during the three months ended September 30, 2002 was used primarily to fund a $12.5 million interest payment on the Senior Subordinated Notes, a $3.9 million semi-annual interest payment on the Discount Notes and increases in working capital. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Senior Subordinated Notes. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company's availability under the Revolving Credit Facility is tied to, among other things, the ratio of debt to EBITDA as defined in the Bank Credit Agreement. Future reductions in the Company's EBITDA could result in a decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement was not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. The Company is currently in negotiations to replace the existing Bank Credit Agreement with a new revolving credit facility and a new term loan. Based on current negotiations, the Company believes this financing will include a revolving credit facility of up to $60 million and a term loan of at least $25 million for the next three years. The Company anticipates closing of the new facilities in November 2002.

       The Company obtained an amendment to the Bank Credit Agreement in September 2002 to waive the ratio of total debt to EBITDA through October 31, 2002, which allowed the Company $33 million of availability under the Revolving Credit Facility. In October 2002, the Company obtained a one-month extension to the waiver that will allow the Company $26 million of availability under the Revolving Credit Facility through November 29, 2002. This waiver effectively gives the Company until November 29, 2002 to complete the refinancing of its bank debt. If the refinancing is not completed by November 29, 2002 the Company anticipates that it will seek additional relief from the ratio covenants contained in the current Bank Credit Agreement. The failure to obtain additional relief under the Bank Credit Agreement or failure to complete the refinancing of the existing debt by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. Additionally, if the Company were unable to complete the refinancing by December 31, 2002 or extend the current Bank Credit Agreement beyond such date, the Company would be forced to take appropriate steps to seek protection from its creditors, including potential bankruptcy proceedings. Previously, the Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for three months ended September 30, 2002 were $1.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures. The Company plans to spend between $10 million and $15 million in capital expenditures during the current fiscal year. This includes anticipated capital expenditures related to compliance with SIP requirements (See Note 4 to Consolidated Financial Statements "Environmental Regulation").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes in the Company's risk sensitive instruments during the three months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 day period to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2002.

ITEM 5. OTHER INFORMATION

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

      The forward-looking statements herein are only as of the date of this report, the Company disclaims any obligation to update these statements, and cautions against any undue reliance on them. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These expectations and assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. Please see the risks relating to the Company's business described in more detail in the Company's Form 10-K for the year ended June 30, 2002 in Item 1. Business. These risks, contingencies and uncertainties relate to, among other matters, the following:

      o loss of a key customer could reduce cash flow, market share and profitability;

      o   competitive pressures affecting the Company's market share;

      o loss of senior management and key personnel could adversely affect the Company's financial performance;

      o environmental costs and other expenditures in excess of those projected;

      o price volatility of raw material feedstocks can adversely affect financial results;

      o the occurrence of unexpected manufacturing outages due to a dependence on a single facility;

      o   the occurrence of unexpected product claims or regulations;

      o substantial indebtedness could adversely affect the Company's financial condition;

      o   financial convenants may restrict the Company's business strategies;

      o failure to fulfill financial convenants contained in the Company's debt instruments; and

      o   inability to repay debt.

      The Company believes the items outlined above are important factors that could cause its actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by the Company or on Form 10-K for the year ended June 30, 2002. These factors are not necessarily all the important factors that could affect the Company. Unpredictable or unknown factors that have not been discussed in this report could also have material adverse effects on actual results of matters that are the subject of such forward-looking statements. The Company does not intend to update its description of important factors each time a potential important factor arises. The Company advises its security holders that they should (i) be aware that important factors not referred to above could affect the accuracy of the Company forward-looking statements and (ii) use caution and common sense when considering the Company's forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              10.19 Waiver and Agreement with Respect to the Amended and Restated Credit Agreement dated September 29, 2002 and among Texas Petrochemicals LP, TPC Holdings and JP Morgan Chase Bank

              10.20 Second Waiver and Agreement with Respect to the Amended and Restated Credit Agreement dated October 30, 2002 and among Texas Petrochemicals LP, TPC Holdings and JP Morgan Chase Bank

              99.1     CEO Section 906 Certification

              99.2     CFO Section 906 Certification


      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended September 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TEXAS PETROCHEMICAL HOLDINGS, INC.
                                               (Registrant)




Dated:  November 14, 2002            By:        /s/ Carl S. Stutts
                                        ---------------------------------------
                                                     (Signature)
                                                    Carl S. Stutts
                                               Executive Vice President,
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, B.W. Waycaster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Petrochemical Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                         /s/ B.W. WAYCASTER
                                                   -----------------------------
                                                   B.W. Waycaster
                                                   President and Chief Executive
                                                   Officer

I, Carl S. Stutts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas Petrochemical Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                        /s/ Carl S. Stutts
                                                  ------------------------------
                                                  Carl Stutts
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


          EXHIBIT NO.                  DESCRIPTION
          -----------                  -----------

            10.19 Waiver and Agreement with Respect to the Amended and Restated Credit Agreement dated September 29, 2002 and among Texas Petrochemicals LP, TPC Holdings and JP Morgan Chase Bank

            10.20 Second Waiver and Agreement with Respect to the Amended and Restated Credit Agreement dated October 30, 2002 and among Texas Petrochemicals LP, TPC Holdings and JP Morgan Chase Bank

            99.1       CEO Section 906 Certification

            99.2       CFO Section 906 Certification