Form 10-Q
period 2003-03-31
TEXAS PETROCHEMICAL HOLDINGS INC
filed 2003-05-15
CIK 1019101

===============================================================================

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                   ----------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    The number of shares of common stock of the registrant outstanding as of May 15, 2003 is 529,545.

===============================================================================

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of March 31, 2003 and June 30, 2002                                     1

     Consolidated Statement of Operations for the three and nine months
     ended March 31, 2003 and 2002                                                                         2
     Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2003 and 2002                                                                            3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        19

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        27

Item 4. Controls and Procedures                                                                           27

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 27

Item 5. Other Information                                                                                 27

Item 6. Exhibits and Reports on Form 8-K                                                                  28

Signature                                                                                                 29

Certifications                                                                                            30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       TEXAS PETROCHEMICAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               MARCH 31,         JUNE 30,
                                                                                 2003              2002
                                                                           ---------------    --------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $      454         $   17,281
      Accounts receivable - trade                                                86,235             55,698
      Inventories                                                                34,410             24,162
      Other current assets                                                       24,356             19,466
                                                                             ----------         ----------
          Total current assets                                                  145,455            116,607

Property, plant and equipment, net                                              194,173            203,356
Investment in and advances to limited partnership                                 2,349              2,364
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                    14,409              9,350
                                                                             ----------         ----------
          Total assets                                                       $  516,781         $  492,072
                                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $    4,772         $    5,185
      Accounts payable - trade                                                   72,173             63,169
      Accrued expenses                                                           10,850             22,243
      Current portion of long-term debt                                             744             14,968
      Revolving Credit Facility                                                     -                2,000
                                                                             ----------         ----------
          Total current liabilities                                              88,539            107,565

Revolving Credit Facility                                                        41,558               -
Long-term debt                                                                  328,172            310,865
Deferred income taxes                                                            46,059             48,234

Commitments and contingencies

Common stock held by the ESOP                                                    19,495             22,954
Less: unearned compensation                                                      (7,058)            (9,067)

Stockholders' equity:
      Common stock, $0.01 par value, 1,000,000 voting and 100,000 shares non-voting authorized, 529,545 and 529,545 voting shares issued and
         515,195 and 516,327 shares outstanding
        at March 31, 2003 and June 30, 2002, respectively                             5                  5
      Additional paid in capital                                                 40,433             40,337
      Treasury stock, at cost, 13,350 shares and 13,118 shares at                (2,169)            (1,892)
           March 31, 2003 and June 30, 2002, respectively
      Accumulated deficit                                                       (31,820)           (19,911)
      Unallocated ESOP shares                                                    (6,433)            (7,018)
                                                                             -----------        -----------
          Total stockholders' equity                                                 16             11,521
                                                                             ----------         ----------
              Total liabilities and stockholders' equity                     $  516,781         $  492,072
                                                                             ==========         ==========


          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   MARCH 31,                           MARCH 31,
                                                     ----------------------------------      -----------------------------
                                                          2003                  2002            2003                2002
                                                     ------------          ------------      ------------       ----------
Revenues                                             $    197,818          $    136,578      $    531,302       $  430,814
Cost of goods sold                                        189,085               117,144           500,898          396,534
Non-cash ESOP compensation                                     19                    57                95              183
Depreciation                                                5,590                 5,145            16,617           15,287
                                                     ------------          ------------      ------------       ----------
      Gross profit                                          3,124                14,232            13,692           18,810

Selling, general and administrative expenses                2,907                 2,307             7,859            7,687
                                                     ------------          ------------      ------------       ----------
      Income from operations                                  217                11,925             5,833           11,123

Interest expense                                           10,768                 9,806            30,538           28,894

Other income (expense)
   Non-cash change in fair value of derivatives                (8)                  971                70              895
   Gain on early extinguishment of debt                         -                     -             3,488                -
   Other, net                                                 685                   244             1,027              435
                                                     ------------          ------------      ------------       ----------
                                                              677                 1,215             4,585            1,330

      Income (loss) before income taxes                    (9,874)                3,334           (20,120)         (16,441)

Provision (benefit) for income taxes                       (3,454)                1,326            (6,759)          (5,453)
                                                     ------------          ------------      ------------       ----------

      Net income (loss)                              $      (6,420)       $       2,008      $    (13,361)     $  (10,988)
                                                     =============        =============      ============      ==========

Basic income (loss) per share                        $      (9.42)         $       5.83      $     (24.65)     $   (20.68)

Weighted average shares outstanding - basic               458,640               464,758           456,915          497,533
                                                     ============          ============      ============      ===========

Diluted income (loss) per share                      $      (9.42)         $       5.69      $    (24.65)       $   (20.68)

Weighted average shares outstanding - diluted             458,640               476,278           456,915       $  497,533
                                                     ============          ============      ============      ===========

          See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 2003              2002
                                                                           --------------     --------------
Cash flows from operating activities:
      Net loss                                                              $   (13,361)        $  (10,988)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
      Depreciation of fixed assets                                               16,617             15,287
      Amortization of debt issuance costs and deferred premium                    1,112                901
      Earnings from investment in limited partnership                              (452)              (200)
      Deferred income taxes                                                      (2,175)            (2,377)
      Gain on early extinguishment of debt                                       (3,488)                 -
      Accretion on long-term debt                                                   553                  -
      Non-cash ESOP compensation                                                     95                183
      Non-cash change in fair value of derivatives                                  (70)              (895)
      Non-cash reduction in note receivable from ESOP                               588                530
      Non-cash inventory write-down                                               1,061                  -
      Distribution from investment in limited partnership                           467                438
      Change in operating assets and liabilities:
         Increase in accounts receivable                                        (30,537)              (656)
         (Increase) decrease in inventories                                     (11,309)            12,281
         (Increase) decrease in other assets                                     (6,095)             3,577
         Increase (decrease) in accounts payable                                  9,004            (19,293)
         Decrease in accrued expenses                                           (11,394)            (7,860)
                                                                            -----------         ----------
             Net cash used in operating activities                              (49,384)            (9,072)
                                                                            -----------         ----------

Cash flows from investing activities:
      Capital expenditures                                                       (7,434)            (7,032)
                                                                            -----------         ----------
             Net cash used in investing activities                               (7,434)            (7,032)
                                                                            -----------         ----------

 Cash flows from financing activities:
      Change in bank overdraft                                                     (413)            (1,101)
      Net borrowings under Revolving Credit Facility                             39,558             14,200
      Proceeds from long-term debt                                               55,000                  -
      Payments on long-term debt                                                (48,013)            (7,766)
      Proceeds on note payable for insurance premium, net                           266                  -
      Debt issuance costs                                                        (6,130)                 -
      Purchase ESOP shares                                                            -             (2,487)
      Purchase treasury stock                                                      (277)                 -
                                                                            -----------         ----------
                Net cash provided by financing activities                         39,991             2,846
                                                                            ------------        ----------

Net decrease in cash and cash equivalents                                       (16,827)           (13,258)

Cash and cash equivalents, at beginning of period                                17,281             19,407
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $       454         $    6,149
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

      GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the interim period ended March 31, 2003. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K thereto, for the year ended June 30, 2002. The June 30, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

      INCOME (LOSS) PER SHARE

      The basic and diluted weighted average shares outstanding used in the computation of income per share are net of 56,925 and 63,825 shares held by the Employee Stock Ownership Plan ("ESOP"), that are not allocated to employees as of March 31, 2003 and 2002, respectively. For the three and nine months ended March 31, 2003 and 2002, income (loss) used in calculating the basic and diluted income (loss) per share has been increased by $2.1 million and $0.7 million, respectively, which reflects a decrease in the market value of shares allocated to employees. The effect of unallocated ESOP shares and stock options was not dilutive for the three and nine months ended March 31, 2003 and 2002 for purposes of calculating diluted income (loss) per share.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

2.    LIQUIDITY

      The Company's current liquidity needs arise primarily from interest payments under the Revolving Credit Facility, Term Loan, the Senior Subordinated Notes and the Discount Notes, and working capital changes and capital expenditures. The Company's primary source of funds to meet these requirements is net cash flow provided by operating activities and the availability under the Revolving Credit Facility. The Company's liquidity has been constrained by lower levels of profitability in recent periods, including the third quarter, as well as from increased working capital needs arising primarily from high raw material and product prices. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility, (of which $41.6 million was used as of March 31, 2003).

      If the Company's liquidity does not substantially improve either through significant improvement in financial performance, reduction in working capital and/or by accommodation from its debt holders, the Company's liquidity will likely become further constrained in the near future and negatively impact its ability to satisfy all of its obligations. While the Company has currently maintained compliance with all of its financial covenants, the Company will not be in compliance with the fixed charge coverage under the Revolving Credit Facility for the fourth fiscal quarter in the absence of significant improvement in fourth quarter EBITDA (as defined in the Revolving Credit Facility) over that generated in the third quarter. The fixed charge coverage ratio requires the Company to maintain at least a 1.00 times coverage of EBITDA to the sum of cash interest expense, capital expenditures, cash taxes, scheduled debt amortization and restricted payments for the trailing four fiscal quarters. In order to be in compliance with this ratio, the Company must generate approximately $18.0 million to $19.0 million in EBITDA in the fourth quarter. Given the uncertainty as to whether the Company will meet this test, the Company has begun discussions with its secured debt holders to explore alternatives in the event the test is not satisfied in the fourth quarter. Also if profitability levels do not improve during the fourth quarter, there is a significant likelihood that the Company either will not have the liquidity to make, or be restricted by its secured lenders from making, interest payments due on July 1, 2003 on the Senior Subordinated Notes and/or the Discount Notes. Consequently, the Company has initiated discussions with the holder of the Discount Notes to explore alternatives and may seek to enter into similar discussions with one or more holders of the Subordinated Notes.

      If as a result of any failure by the Company to maintain compliance with the covenants in the debt agreements or to make the interest payments under such agreements, the Company, in absence of waivers or other agreements with its debt holders, will upon the lapse of any grace periods be in default under its various agreements for borrowed money to pay interest on the Discount Notes. To the extent the Company is in default under any of these obligations, the secured lenders may restrict the Company's ability to drawdown on the Revolving Credit Facility, thereby limiting the Company's ability to continue normal operations and/or the Company's creditors may seek to take actions adverse to the Company. In light of the foregoing, the Company has retained the investment banking firm of Petrie & Parkman & Co., Inc. to assist in the evaluation of the Company's financial options including waivers on covenant defaults, restructuring or other financial accommodations with its lenders or in the absence of such restructuring or accommodations, protection under the bankruptcy law.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

3.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                              MARCH 31,         JUNE 30,
                                               2003               2002
                                            ----------         ----------

         Finished goods                     $   21,137         $   13,444
         Raw materials                          12,039              8,944
         Chemicals and supplies                  1,234              1,774
                                            ----------         ----------
                                            $   34,410         $   24,162
                                            ==========         ==========

OTHER CURRENT ASSETS:
                                              MARCH 31,         JUNE 30,
                                                2003              2002
                                          --------------     --------------

         Catalyst inventory                 $    7,142         $    6,581
         Other receivables                       2,377              6,721
         Prepaid and other                      14,837              6,164
                                            ----------         ----------
                                            $   24,356         $   19,466
                                            ==========         ==========

PROPERTY, PLANT AND EQUIPMENT:
                                              MARCH 31,         JUNE 30,
                                                2003              2002
                                            -----------        ----------

         Chemical plants                    $  325,733         $  322,676
         Construction in progress                7,430              5,520
         Other                                   9,447              6,982
                                            ----------         ----------
                                               342,610            335,178
         Less accumulated depreciation         148,437            131,822
                                            ----------         ----------
                                            $  194,173         $  203,356
                                            ==========         ==========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

ACCRUED EXPENSES:
                                                 MARCH 31,         JUNE 30,
                                                   2003              2002
                                               ----------         ----------

         Accrued interest                      $    7,795         $   16,474
         Property and sales taxes                     793              1,641
         Other                                      2,262              4,128
                                               ----------         ----------
                                               $   10,850         $   22,243
                                               ==========         ==========

LONG TERM DEBT:
                                                 MARCH 31,         JUNE 30,
                                                   2003              2002
                                               -----------        -----------
         Term A Loan                           $     -            $    2,864
         Term B Loan                                 -                33,718
         Term Loan                                  55,552                 -
         Revolving Credit Facility                  41,558             2,000
         Senior Subordinated Notes                 209,550           225,000
         Discount Notes                             57,650            57,650
         Deferred premium on Senior
            Subordinated Notes                       1,046             1,285
         Note payable for insurance premium            266                 -
                                                                           -
         Loan commitment - ESOP                      4,852             5,316
                                               -----------        ----------
                                                   370,474           327,833
         Less current maturities                       744            16,968
                                               -----------        ----------
         Long-term debt                        $   369,730        $  310,865
                                               ===========        ==========


      On November 26, 2002, the Company completed the refinancing of its existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new Revolving Credit Facility and Term Loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility (of which $41.6 million was used as of March 31, 2003), to provide for ongoing operations, debt service, working capital changes and capital expenditures. The Revolving Credit Facility provides for availability of up to $60.0 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the Company, based on LIBOR plus a margin of 2.5% or the current prime rate. A new Term Loan of $55.0 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The Company is currently adding the 4% to the principal of the note. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million face value of the Senior Subordinated Notes in the market.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      The Discount Notes are due in 2007 and bear interest at 13 1/2% payable semiannually on January 1 and July 1. The Senior Subordinated Notes are due in July 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Term Loan and Revolving Credit Facility are secured by substantially all the assets of the Company. The Term Loan, Revolving Credit Facility, Discount Notes and Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments, dividends, stock repurchases and sales of assets and subsidiary stock. (See further discussion in the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

      In August 2001, Texas Petrochemicals LP, a wholly owned subsidiary of the Company made a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. that was used for scheduled interest payments on the Discount Notes (See "Liquidity" discussion on page 23). The payment has been recorded as a note payable to Texas Petrochemicals LP, which eliminates in consolidation. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity.

      The Company utilized the $9.3 million advance from Texas Petrochemicals LP to fund the scheduled interest payments on the Discount Notes. In January 2002 and July 2002, the Company made semiannual interest payments of $3.9 million each on the Discount Notes. In January 2003, Texas Petrochemicals LP made a cash dividend of $2.3 million to the Company to provide sufficient additional cash for the semiannual interest payment of $3.9 million on the Discount Notes due in July 2003. Unless Texas Petrochemicals LP provides additional funding to the Company or additional capital is raised by the Company there will not be sufficient cash balances at the Company to fund the entire semiannual interest payment due in July 2003. A failure to make an interest payment on the Discount Notes within 30 days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of the Company secure the obligations of the Company under the Discount Notes; however, such a default under the Discount Notes indenture would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term Loan and Revolving Credit Facility would not be automatically accelerated, however, the lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes indenture, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

      The Company's Senior Subordinated Notes, Revolving Credit Facility and Term Loan contain provisions that limit Texas Petrochemicals LP's ability to make restricted payments and advance funds to the Company, including advances for interest payments on the Discount Notes referred to above. The provisions of the Senior Subordinated Notes require Texas Petrochemicals LP to maintain a 2.25 to 1.0 coverage of EBITDA, as defined in the indenture, to interest expense, while the Term Loan requires Texas Petrochemicals LP to have $20.0 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Company. Based on its financial performance of the last twelve months, Texas Petrochemicals LP does not currently meet this required coverage ratio test to make restricted payments. If Texas Petrochemicals LP is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

$2.0 million, ESOP payments and payments to the Company pursuant to the Company's Tax Sharing Agreement, even if Texas Petrochemicals LP does not meet the coverage ratio test. Consequently, if Texas Petrochemicals LP decides to make payments to the Company (by dividend or otherwise) to provide the Company with funds for payment of the interest on the Discount Notes, such payments, with respect to the Senior Subordinated Notes, will have to be made pursuant to the Tax Sharing Agreement. In addition the ability to make any such payments requires the continued absence of any default, of which the Company can provide no assurance, under the Term Loan, the Revolving Credit Facility and the Senior Subordinated Notes and compliance with the Revolving Credit Facility's excess availability requirement. (See further discussions the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA") of 1990. The TCEQ adopted rules amending the State of Texas issued a revised State Implementation Plan ("SIP") on December 31, 2002, which became effective January 17, 2003. These changes will require significant reductions in emissions of ozone precursors, including oxides of nitrogen and certain highly reactive volatile organic compounds ("HRVOC's") from the plants in an eight county area including Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions or install new equipment. The revised rules will require most area plants, including the Company's Houston plant, to reduce emissions of nitrogen oxide ("NOx") sufficiently to reduce total area NOx emissions by approximately 80% and place an emissions cap on certain HRVOC's, including those manufactured by the Company's Houston plant. Approval by the EPA of the SIP is expected to occur in 2003. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30.0 million to $60.0 million. In February 2003, the Company purchased certain emission allowances ("NOx allowances") for approximately $0.8 million. The purchase of these NOx allowances effectively delays the timing of the Company's capital expenditures to comply with the SIP, previously expected to begin in calendar 2003, to the calendar 2004 to 2007 timeframe.

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have also enacted laws to eliminate the use of MTBE in gasoline with similar timing requirements. The California and New York bans have been challenged in federal court, however the existence of the pending bans has already had a significant impact on the domestic demand for MTBE as several large gasoline marketers in California have taken steps to eliminate or reduce their usage of MTBE in the state. Several of these marketers have converted to ethanol in certain regions of California during the first quarter of calendar year 2003. If the ban in California goes into effect as scheduled, it would further materially reduce MTBE demand. This reduction in MTBE demand already experienced has had a materially adverse effect on sales and operating results from the Company's MTBE business; any further reduction in MTBE demand would also have a material adverse effect on the operating results of the Company.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements," which expands required disclosures for certain types of guarantees granted after December 31, 2002. The adoption of FIN No. 45 does not require additional guarantee disclosure by the Company.

           In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, which provides alternative methods of transition for a voluntary change to the fair value method as well as requiring certain disclosures for accounting for stock-based employee compensation. The Company currently accounts for employee stock options under the intrinsic value based on the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee." Accordingly, no compensation cost has been recognized in connection with stock option grants under the plan. The proforma effect on earnings per share from calculating compensation expense in the manner described under SFAS No. 123, "Accounting for Stock-Based Compensation," and the assumptions used to estimate the fair value per share of options granted as of the date of grant using the minimum value option pricing method are summarized in the table below ( in thousands of dollars, except share amounts):

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

                                                      THREE MONTHS ENDED                   NINE MOTHS ENDED
                                                            MARCH 31,                          MARCH 31,
                                                   --------------------------        ---------------------------
                                                     2003              2002            2003               2002
                                                   ---------         --------        ---------          --------
    Reported net income (loss)                     $ (6,420)         $ 2,008         $  (13,361)          $(10,988)
    Less: stock-based compensation expense
         using the fair value method                      33              57                 98                 82
                                                   ---------         -------         ----------         ----------
    Pro forma net income (loss)                    $  (6,453)        $ 1,951         $  (13,459)         $ (11,070)

    Basic income (loss) per share
    Reported                                       $  (9.42)         $  5.83         $   (24.65)        $   (20.68)
    Pro forma                                      $  (9.49)         $  5.70         $   (24.86)        $   (20.84)

    Diluted income (loss) per share
    Reported                                       $  (9.42)         $  5.69         $   (24.65)        $   (20.68)
    Pro forma                                      $  (9.49)         $  5.57         $   (24.86)        $   (20.84)

        In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities," which addresses the recognition, measurement and reporting of costs associated with the exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 is effective for activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

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

      In July 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial reporting and accounting for goodwill and other intangible assets. This pronouncement stipulates that goodwill should no longer be amortized but rather be assessed for impairment at least annually. The Company applied the provisions of SFAS No. 142 for the reported periods and concluded that goodwill was not impaired; however, should the Company determine that its recent financial results become indicative of a permanent decline in the value of business, then an impairment will be recorded at that time.

6.   EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of the Company from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been reflected as a contra account in shareholders' equity. Unearned shares represent

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

shares purchased by the Trust that have not been allocated to participants' accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor, has reflected this note as a loan commitment in long-term debt and the related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller financing note. Texas Petrochemicals LP has historically provided the funds necessary to make the principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding and there can be no assurance that Texas Petrochemicals LP will fund such payments in the future. The selling shareholder holds a security interest in the undistributed common stock purchased from the holder by the Trust, but has no recourse against the Company, Texas Petrochemicals LP, the plan sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the nine months ended March 31, 2003 and 2002 was $0.6 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants in the applicable plan year multiplied by the original cost basis of the shares. As of March 31, 2003 and 2002, 12,075 and 5,175, respectively, of these shares were earned and allocated to the plan participants. Based on the most recent (June 30, 2002) appraised value of the Company's shares, the fair value of the non-allocated shares at March 31, 2003 was $7.1 million.

           Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put shares that have been distributed to them back to the plan sponsor at the current appraised value of the stock. Under the ESOP, distributions must begin within five years after the end of the plan year in which separation from employment occurred (except for persons who separated from employment on account of death, disability or were 65 years or older at the time of separation from employment, when distributions must begin within one year, rather than five years). Historically, the ESOP has commenced distribution within one year after the end of the plan year in which separation from employment for any reason occurred; however, there can be no assurance that the plan will continue to commence distributions within the historical time frame mentioned. Once a recipient receives a distribution from the ESOP, he may put the stock to the plan sponsor within 60 days of receiving the distribution from the ESOP to the plan sponsor, the plan sponsor can purchase the shares to be distributed at the current appraised value from the ESOP Trust, and the ESOP Trust will then distribute the cash to the employee. This is how distributions have been made under the ESOP to date. Prior to the end of fiscal year 2001, no distributions had been made under the ESOP. Beginning in fiscal year 2002, employees who had separated from employment prior to June 30, 2001 became eligible to receive a distribution. In April 2002, the Company paid $1.7 million to these former employees who were entitled to a distribution. The amount was reflected as a capital distribution to the Company. Effectively, the future funding of ESOP distributions on account of the put option is required to come from the Company. Unless waived, payment of these amounts is similarly required under the Company's senior bank lending agreements. At March 31, 2003, the put option was valued at $12.4 million based on the number of shares allocated and the most recent (June 30, 2002) appraised share value of $124 per share and is reflected on the financial statements of the Company. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. In April 2003, the Company paid $0.7 million to qualifying former employees who were due distributions under the ESOP. This amount will be reflected by the Company as a reduction of partner's equity by Texas Petrochemicals LP and as a reduction of the put option by the Company. (See further discussion in the Liquidity and Capital Resources' section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

                       TEXAS PETROCHEMICALS HOLDINGS, INC.

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

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 March 31, 2003
                                 (in thousands)


                                                 Parent   Guarantor  Non-Guarantors  Eliminations  Total
ASSETS
Current assets:
      Cash and cash equivalents                 $    45     $            $    409    $            $    454
      Accounts receivable - trade                                          86,235                   86,235
      Inventories                                                          34,410                   34,410
      Other current assets                        4,286                    20,311         (241)     24,356
                                                -------     -------      --------    ----------   --------
          Total current assets                    4,331                   141,365         (241)    145,455

Property, plant and equipment, net                                        194,173                  194,173
Investment in and advances to limited partnership                           2,349                    2,349
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       274                    14,135                   14,409
Consolidated subsidiaries                        75,405      75,405                   (150,810)
                                                -------     -------      --------    ----------   --------
          Total assets                          $80,010     $75,405      $512,417    $(151,051)   $516,781
                                                =======     =======      ========    ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  4,772    $            $  4,772
      Accounts payable - trade                                             72,173                   72,173
      Payable to parent                             570         (26)                      (544)
      Accrued expenses                            1,930         349         8,571                   10,850
      Current portion of long-term debt                         476           268                      744
                                                -------     -------      --------    ---------    --------
          Total current liabilities               2,500         799        85,784         (544)     88,539

Revolving Credit Facility                                                  41,558                   41,558
Long-term debt                                   67,829       4,376       266,146      (10,179)    328,172
Deferred income taxes                            (9,319)                   55,378                   46,059

Common stock held by the ESOP                    19,495                                             19,495
Less: unearned compensation                      (7,058)                                            (7,058)

Stockholders' equity:
      Partners' equity                                                     75,405      (75,405)
      Common Stock                                    5                                                  5
      Additional paid in capital                 40,433      73,833                    (73,833)     40,433
      Treasury stock                             (2,169)                                            (2,169)
      Accumulated deficit                       (31,820)      1,269                     (1,269)    (31,820)
      Unallocated ESOP shares                       114      (4,872)       (1,675)                  (6,433)
      Note receivable -Parent                                             (10,179)      10,179
                                                -------     -------      ---------   ---------    --------
          Total stockholders' equity              6,563      70,230        63,551     (140,328)         16
                                                -------     -------      --------    ---------    --------
              Total liabilities and
                 stockholders' equity           $80,010     $75,405      $512,417    $(151,051)   $ 516,781
                                                =======     =======      ========    =========    =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.


                       Texas Petrochemical Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2002
                                 (in thousands)

                                                 Parent    Guarantor  Non-Guarantors Eliminations   Total
ASSETS
Current assets:
      Cash and cash equivalents                 $ 5,516     $            $ 11,765   $             $ 17,281
      Accounts receivable - trade                                          55,698                   55,698
      Inventories                                                          24,162                   24,162
      Other current assets                        3,178                    16,965        (677)      19,466
                                                -------     -------      --------    --------     --------
          Total current assets                    8,694                   108,590        (677)     116,607

Property, plant and equipment, net                                        203,356                  203,356

Investment in and advances to limited partnership                           2,364                    2,364
Goodwill, net                                                             160,395                  160,395
Other assets, net of accumulated amortization       309                     9,041                    9,350
Consolidated subsidiaries                        86,437      86,437                  (172,874)
                                                -------     -------      --------    --------     --------
          Total assets                          $95,440     $86,437      $483,746   $(173,551)    $492,072
                                                =======     =======      ========   =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                            $           $            $  5,185   $             $  5,185
      Accounts payable - trade                                             63,169                   63,169
      Payable to Parent                                                       677        (677)
      Accrued expenses                            4,835                    17,408                   22,243
      Current portion of long-term debt                                    14,968                   14,968
      Revolving Credit Facility                                             2,000                    2,000
                                                -------     -------      --------    --------     --------
          Total current liabilities               4,835                   103,407        (677)     107,565

Long-term debt                                   67,413       5,315       247,899      (9,762)     310,865
Deferred income taxes                            (9,319)                   57,553                   48,234

Common stock held by the ESOP                    22,954                                             22,954
Less: unearned compensation                      (9,067)                                            (9,067)

Stockholders' equity:
      Partners' Equity                                                     86,437     (86,437)
      Common Stock                                    5                                                  5
      Additional paid in capital                 40,337      76,026                   (76,026)      40,337
      Accumulated deficit                       (19,911)     10,411                   (10,411)     (19,911)
      Treasury stock                             (1,892)                                            (1,892)
      Unallocated ESOP shares                        85      (5,315)       (1,788)                  (7,018)
      Note receivable - Parent                                             (9,762)      9,762
                                                -------     -------      --------    --------     --------
          Total stockholders' equity             18,624      81,122        74,887    (163,112)      11,521
                                                -------     -------      --------    --------     --------
              Total liabilities and
                 stockholders' equity           $95,440     $86,437      $483,746   $(173,551)    $492,072
                                                =======     =======      ========   =========     ========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                        Nine Months Ended March 31, 2003
                                 (in thousands)


                                         Parent    Guarantor   Non-Guarantors  Eliminations    Total
Revenues                                  $           $            $531,302                   531,302
Cost of goods sold                                                  500,898                   500,898
Non-cash ESOP compensation                                               95                        95
Depreciation and amortization                                        16,617                    16,617
                                          --------     -------     --------      -------      -------
      Gross profit                                                   13,692                    13,692
Selling, general and administrative
   expenses                                     35                    7,824                     7,859
                                          --------     -------     --------      -------      -------
      Income (loss) from operations            (35)                   5,868                     5,833
Interest expense                             6,294         489       23,755                    30,538
Other income (expense)                          (2)                   4,587                     4,585
                                          ---------   --------     --------      -------     --------
           Income (loss) before income
              taxes                          (6,331)      (489)     (13,300)                  (20,120)
      Provision (benefit) for income taxes  (1,890)                  (4,869)                   (6,759)
Equity in net income of subsidiaries        (8,431)     (8,431)                   16,862
                                          ---------   ---------    --------      -------      --------
           Net income (loss)              $(12,872)   $ (8,920)    $ (8,431)     $16,862     $(13,361)
                                          =========   =========    =========     =======     ========

                       Texas Petrochemical Holdings, Inc.
                   Supplemental Combining Statement of Income
                        Nine Months Ended March 31, 2002
                                 (in thousands)

                                             Parent    Guarantor   Non-Guarantors  Eliminations    Total
Revenues                                      $           $            $430,814      $           $430,814
Cost of goods sold                                                      396,534                   396,534
Non-cash ESOP compensation                                                  183                       183
Depreciation and amortization                                            15,287                    15,287
                                                                       --------                  --------
      Gross profit                                                       18,810                    18,810
Selling, general and administrative
   expenses                                        94                     7,593                     7,687
                                             --------     --------     --------      -------     --------
           Income (loss) from operations          (94)                   11,217                    11,123
Interest expense                                6,231                    22,663                    28,894
Other income (expense):
      Other, net                                   95                     1,235                     1,330
                                             --------                  --------                  --------

           Income (loss) before income taxes   (6,230)                  (10,211)                  (16,441)
      Provision (benefit) for income taxes     (1,964)                   (3,489)                   (5,453)
Equity in net income of subsidiaries           (6,722)      (6,722)                   13,444
                                             --------      -------     --------      -------     --------
           Net income (loss)                 $(10,988)     $(6,722)    $ (6,722)     $13,444     $(10,988)
                                             ========      =======     ========      =======     =========

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 2003
                                 (in thousands)


                                              Parent    Guarantor   Non-Guarantors  Eliminations    Total
Cash flows from operating activities:
      Net loss                                (13,361)      (8,431)     (8,431)        16,862     (13,361)
      Adjustments to reconcile net income
         to net cash used in operating
         activities:
      Depreciation of fixed assets                                      16,617                     16,617
      Amortization of debt issue costs                                   1,112                      1,112
      Earnings from investment in limited
         partnership                                                      (452)                      (452)
      Deferred income taxes                                             (2,175)                    (2,175)
      Gain on early extinguishment of debt                              (3,488)                    (3,488)
      Accretion on long-term debt                                          553                        553
      Non-cash ESOP compensation                                            95                         95
      Non-cash change in fair value of
         derivatives                                                       (70)                       (70)
      Non-cash equity transactions with
         affiliates                                                        (19)            19
      Non-cash reduction in ESOP note             475                      113                        588
      Non-cash inventory write-down                                      1,061                      1,061
      Distribution from limited partnership                                467                        467
      Change in operating assets and
         liabilities:
         Increase in accounts receivable                               (30,537)                   (30,537)
         Increase in  inventories                                      (11,309)                   (11,309)
         Increase in other assets               9,572        8,894      (4,586)       (19,975)     (6,095)
         Decrease in accounts payable,
            accrued and other                  (1,880)                    (510)                    (2,390)
                                            ---------     --------    --------      ---------    --------
         Net cash used in operating
            activities                         (5,194)         463     (41,559)        (3,094)    (49,384)
                                            ---------     --------    --------      ---------    --------
Cash flows from investing activities:
      Capital expenditures                                              (7,434)                   (7,434)
                                            ---------      -------     --------     ---------    -------
             Net cash used in investing
                activities                                              (7,434)                   (7,434)
                                            ---------      -------     --------     ---------    -------
 Cash flows from financing activities:
      Change in bank overdraft                                            (413)                     (413)
      Net borrowings under Revolving Credit
         Facility                                                       39,558                    39,558
      Proceeds from long-term debt                                      55,000                    55,000
      Debt issuance costs                                               (6,130)                   (6,130)
      Payments on long-term debt                              (463)    (47,550)                   48,013)
      Proceeds on note payable for insurance                               266                       266
        premiums, net
      Capital distribution to affiliates                                (3,094)         3,094
      Purchase treasury stock                    (277)                                              (277)
                                            ---------      -------     -------      ---------    -------
                  Net cash provided by
                     financing activities        (277)        (463)     37,637          3,094     39,991
                                            ---------      -------     --------     ---------    -------

Net increase (decrease) in cash and
   cash equivalents                            (5,471)                 (11,356)                  (16,827)
Cash and cash equivalents, at
   beginning of period                          5,516                   11,765                    17,281
                                            ---------      -------     -------      ---------    -------
Cash and cash equivalents, at
   end of period                            $      45      $           $   409      $            $   454
                                            =========      =======     =======      =========    =======

                       TEXAS PETROCHEMICAL HOLDINGS, INC.

                       Texas Petrochemical Holdings, Inc.
                 Supplemental Combining Statement of Cash Flows
                        Nine Months Ended March 31, 2002
                                 (in thousands)


                                                     Parent    Guarantor   Non-Guarantors  Eliminations    Total
Cash flows from operating activities:
Net income (loss)                                    $ (10,988)     $(6,722)    $(6,722)     $  13,444    $(10,988)
      Adjustments to reconcile net income to net
         cash used in operating activities:
      Depreciation of fixed assets                                               15,287                     15,287
      Amortization of debt issue costs                                              901                        901
      Earnings from investment in limited
         partnership                                                               (200)                      (200)
      Deferred income taxes                                                      (2,377)                    (2,377)
      Non-cash ESOP compensation                                                    183                        183
      Non-cash change in fair value of derivatives                                 (895)                      (895)
      Non-cash net reduction in advance to general partner                          530                        530
      Distribution from limited partnership                                         438                        438
      Change in operating assets and liabilities:
         Increase in accounts receivable                                           (656)                      (656)
         Decrease in inventories                                                 12,281                     12,281
         Decrease in other assets                       17,744        6,722       1,823        (22,712)      3,577
         Decrease in accounts payable, accrued
              and other                                 (1,279)                 (25,874)                   (27,153)
                                                     ---------      -------     -------      ---------    --------
         Net cash used in operating activities           5,477                   (5,281)        (9,268)     (9,072)
                                                     ---------      -------     -------      ---------    --------

Cash flows from investing activities:
      Capital expenditures                                                       (7,032)                    (7,032)
                                                     ---------      -------     -------      ---------    --------
             Net cash used in investing activities                               (7,032)                    (7,032)
                                                     ---------      -------     -------      ---------    --------

 Cash flows from financing activities:
      Change in bank overdraft                                                   (1,101)                    (1,101)
      Net repayments under revolver                                              14,200                     14,200
      Payments on long-term debt                                                 (7,766)                    (7,766)
      Advance to Parent                                                          (9,268)         9,268
      Purchase of ESOP shares                                                    (2,487)                    (2,487)
                                                     ---------      -------     -------      ---------    --------
                  Net cash provided by financing
                     activities                                                  (6,422)         9,268       2,846
                                                     ---------      -------     -------      ---------    --------
Net increase (decrease) in cash and
   cash equivalents                                      5,477                  (18,735)                   (13,258)
Cash and cash equivalents, at beginning of period                                19,407                     19,407
                                                     ---------      -------     -------      ---------    --------
Cash and cash equivalents, at end of period          $   5,477      $           $   672      $            $  6,149
                                                     =========      =======     =======      =========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's current period financial results were below the previous year period. The current year financial results were negatively impacted by significant increases in raw material and energy costs, and reduced demand for MTBE. The production of MTBE was reduced during the current period as a result of a dehydro unit being shutdown due to a lack of demand for MTBE and related poor economics on MTBE margins. A portion of the decrease in the current year's financial results was partially offset by higher sales volumes and margins in the butadiene business.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have also enacted laws to eliminate the use of MTBE in gasoline with similar timing requirements. The California and New York bans have been challenged in federal court, however the existence of the pending bans has already had a significant impact on the domestic demand for MTBE as several large gasoline marketers in California have taken steps to eliminate or reduce their usage of MTBE in the state. Several of these marketers have converted to ethanol in certain regions of California during the first quarter of calendar year 2003. If the ban in California goes into effect as scheduled, it would further materially reduce MTBE demand. This reduction in MTBE demand already experienced has had a materially adverse effect on sales and operating results from the Company's MTBE business; any further reduction in MTBE demand would also have a material adverse effect on the operating results of the Company.

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the CAA. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a further material adverse affect on the Company. In 2002, measures to increase the use of ethanol and ban the use of MTBE were considered but not adopted by Congress. It is possible such measures or similar measures will be adopted in future congressional sessions. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environmental Protection Agency has designated MTBE as a possible human carcinogen.Notwithstanding the foregoing, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs. The EPA has not yet established MCLs for MTBE, but has published an advisory of 20 to 40 ppb, also based on aesthetic reasons.

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

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and nine month periods ended March 31, 2003 and 2002, respectively.

Revenues

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       MARCH 31,                              MARCH 31,
                                                       ---------                              ---------
                                                 2003                2002              2003               2002
                                            --------------      ------------       ------------        -----------
                                                                                (DOLLARS IN MILLIONS)
Butadiene                                   $  55.1      28%    $  26.9   20%      $139.2    26%       $ 82.7    19%
Fuel Products (1)                              87.9     44         73.4   53         250.9   47         240.2    56
Specialty Products(2)                          48.9     25         34.1   25         127.0   24         101.1    23
Other(3)                                        5.9      3          2.2    2          14.2    3        $  6.8     2
                                            -------  -----      -------  ---       -------  ---        ------  ----
Total                                       $ 197.8   100%      $ 136.6  100%      $ 531.3  100%       $430.8   100%
                                            =======   ===       =======  ===       =======  ===        ======  ====

----------
(1)  Includes revenue from sales of MTBE, butene-2 and alkylate.
(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene. (3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       MARCH 31,                              MARCH 31,
                                                       ---------                              ---------
                                                 2003               2002              2003               2002
                                            --------------      ------------       ------------       -----------
                                                                    (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                       226.0              213.0              649.9               610.1
Fuel Products(1)                                 81.9               90.4              254.4               315.4
Specialty Products                              170.9              163.0              484.1               461.8

----------
(1) Volumes in millions of gallons. Includes 53.3 million, 67.8 million, 185.8 million and 241.1 million gallons of MTBE sales, of which 7.5 million, 8.5 million, 27.7 million and 43.0 million gallons of finished MTBE were purchased for resale for the three and nine months ended March 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           MARCH 31,                             MARCH 31,
                                                           ---------                             ---------
                                                     2003               2002               2003             2002
                                                  ----------         ---------          ---------         ---------
                                                                         (DOLLARS IN MILLIONS)
Revenues                                          $ 197.8  100%   $  136.6  100%      $ 531.3   100%     $ 430.8   100%
Cost of goods sold                                  189.1   95       117.1   86         500.9    94        396.5    92
Non-cash ESOP compensation                                             0.2                0.1                0.2
Depreciation and amortization                         5.6    3         5.1    4          16.6     3         15.3     4
                                                  -------  ---    --------  ---       -------   ---      -------   ---
      Gross profit                                    3.1    2        14.2   10          13.7     3         18.8     4
Selling, general and administrative expenses          2.9    1         2.3    2           7.8     2          7.6     2
                                                  -------  ---    --------  ---       -------   ---      -------   ---

      Income from operations                      $   0.2    -%   $   11.9    9%      $   5.9     1%     $  11.2     2%
                                                  =======  ===    ========  ===       =======   ===      =======   ===

Three months ended March 31, 2003 compared to three months ended March 31, 2002

      REVENUES

      The Company's revenues increased by approximately 45%, or $61.2 million, to $197.8 million for the three months ended March 31, 2003 from $136.6 million for the three months ended March 31, 2002. Butadiene sales revenues increased $28.2 million during the current period as a result of higher sales prices and sales volumes. Butadiene sales prices increased due to higher demand and the limited availability of product supply. Butadiene product supply has been limited by a global shortage of available crude butadiene from ethylene producers. The increase in butadiene sales volumes resulted from new contract supplies of crude butadiene secured by the Company during the current period. Fuel products sales revenues increased over the prior year quarter as a result of higher sales prices. The sales prices for fuel products increased due to higher crude oil and gasoline prices. Specialty products sales revenues were higher than the prior year quarter due to higher sales volumes and higher sales prices. Specialty products sales volumes increased primarily due to higher polyisobutylene and isobutylene concentrate sales as a result of increased customer demand. Sales prices of specialty isobutylenes increased due to higher hydrocarbon prices for natural gas and crude oil.

      GROSS PROFIT

      Gross profit decreased by approximately 78%, or $11.1 million, to $3.1 million for the three months ended March 31, 2003 from $14.2 million for the three months ended March 31, 2002. Gross profit was negatively impacted during the current quarter by higher raw material and energy costs, and reduced demand for MTBE. The unfavorable unit margins for MTBE production caused the Company to shutdown a portion of MTBE production. One dehydro unit was down for the months of January and February 2003 due to increases in isobutane, methanol and natural gas costs. The gross profit for the current quarter also reflects a $1.1 million non-cash charge for the write-down of MTBE's inventory value to lower of cost or market. The decrease in the current period's gross margin was partially offset by higher butadiene margins on higher volumes. The contract price for butadiene increased three cents per pound during the current period due to the limited availability of product supply. A refund of $0.6 million from the settlement of a sales and use tax claim further offset the decrease in gross margin during the current period. Depreciation expense increased during the current quarter due to additions of depreciable capital assets.

      INCOME FROM OPERATIONS

      Income from operations decreased by $11.7 million, to $0.2 million for the three months ended March 31, 2003 from $11.9 million for the three months ended March 31, 2002. Operating margins during the current period decreased primarily due to the same factors contributing to the decrease in gross profit and higher selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million due to salary expense and consulting costs. The Company has retained an outside consulting firm to assist in identifying and executing opportunities for future plant efficiencies, improvements and cost reductions.


Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

      REVENUES

      The Company's revenues increased by 23%, or $100.5 million, to $531.3 million for the nine months ended March 31, 2003 from $430.8 million for the nine months ended March 31, 2002. Butadiene sales revenues increased as a result of higher sales prices and sales volumes as compared to the prior year period. Butadiene sales prices increased during the current period due to a limited availability of product supply caused by a global shortage of crude butadiene from ethylene producers. Butadiene sales volumes increased as a result of new contract supplies of crude butadiene secured by the Company during the current period. Fuel products sales revenues increased during the current period as a result of higher sales prices, on lower sales volumes. Sales prices for alkylate and butene-2 improved over the previous year period due to higher crude oil and gasoline prices. Specialty products sales volumes increased during the current period due to higher polyisobutylene and butene-1 sales as a result of increased customer demand. Sales prices of specialty isobutylenes increased due to higher hydrocarbon prices for natural gas and crude oil.

      GROSS PROFIT

      Gross profit decreased by 27% or $5.1 million to $13.7 million for the nine months ended March 31, 2003 from $18.8 million for the nine months ended March 31, 2002. Gross profit during the current period decreased over the prior year comparable period despite an estimated $13.0 million non-recurring loss in the prior year period from operational problems associated with a fire and flood in May and June 2001. Gross profit was negatively impacted during the current period by higher raw material and energy costs, and reduced demand for MTBE. The unfavorable unit margins for MTBE in the current period forced an economic shutdown, which limited the production of MTBE. In addition, there was one unplanned outage for MTBE production during the first quarter of the current period caused by equipment failure. The gross profit for MTBE during the current period also reflects a $1.1 million non-cash charge for a write-down of MTBE's inventory value to lower of cost or market. A portion of the decrease in the current period's gross margin was partially offset by higher margins for butadiene. Gross profit from sales of butadiene increased significantly during the current period due to higher sales prices and sales volumes. The contract price for butadiene increased during the current period due to the limited availability of product supply. A refund of $0.6 million from the settlement of a sales and use tax claim further offset the decrease in gross margin during the current period. Depreciation expense increased during the current period due to additions of depreciable capital assets.

      INCOME FROM OPERATIONS

      Income from operations decreased by 47%, or $5.3 million, to $5.9 million for the nine months ended March 31, 2003 from $11.2 million for the nine months ended March 31, 2002. The decrease in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES

      CASH FLOWS

Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

      Net cash used by operating activities was $49.4 million for the nine months ended March 31, 2003 compared to $9.1 million for the nine months ended March 31, 2002. The increase of $40.3 million was primarily due to higher working capital requirements for trade receivables, inventory balances, and accounts payable during the current period as compared to the prior year period. The increase in working capital needed for operations was primarily due to rising product prices both for finished products as well as raw materials during the current period as compared to declining product prices in the prior year period. Additionally, a significant decline in inventories occurred in the prior year period due to abnormally high levels of raw materials on June 30, 2001 as a result of plant operational outages in May and June 2001. Net cash used in investing activities was $7.4 million for the nine months ended March 31, 2003 compared to $7.0 million for the nine months ended March 31, 2002. Net cash provided by financing activities was $40.0 million for the nine months ended March 31, 2003 compared to $2.8 million net cash provided for the nine months ended March 31, 2002. The increase of $37.2 million was primarily attributable to higher net borrowings on the Revolving Credit Facility to support the increase in working capital needs and a $2.5 million cash payment in the prior year period to the ESOP for purchasing shares of the Company. See "Liquidity" discussion below.

      LIQUIDITY

      The Company's current liquidity needs arise primarily from interest payments under the Revolving Credit Facility, Term Loan, the Senior Subordinated Notes and the Discount Notes, and working capital changes and capital expenditures. The Company's primary source of funds to meet these requirements is net cash flow provided by operating activities and the availability under the Revolving Credit Facility. The Company's liquidity has been constrained by lower levels of profitability in recent periods, including the third quarter, as well as from increased working capital needs arising primarily from high raw material and product prices. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility, (of which $41.6 million was used as of March 31, 2003).

      If the Company's liquidity does not substantially improve either through signficant improvement in financial performance, reduction in working capital and/or by accommodation from its debt holders, the Company's liquidity will likely become further constrained in the near future and negatively impact its ability to satisfy all of its obligations. While the Company has currently maintained compliance with all of its financial covenants, the Company will not be in compliance with the fixed charge coverage ratio under the Revolving Credit Facility for the fourth fiscal quarter in the absence of significant improvement in fourth quarter EBITDA (as defined in the Revolving Credit Facility) over that generated in the third quarter. The fixed charge coverage ratio requires the Company to maintain at least a 1.00 times coverage of EBITDA to the sum of cash interest expense, capital expenditures, cash taxes, scheduled debt amortization and restricted payments for the trailing four fiscal quarters. In order to be in compliance with this ratio, the Company must generate approximately $18.0 million to $19.0 million in EBITDA in the fourth quarter. Given the uncertainty as to whether the Company will meet this test, the Company has begun discussions with its secured debt holders to explore alternatives in the event the test is not satisfied in the fourth quarter. Also if profitability levels do not improve during the fourth quarter, there is a significant likelihood that the Company either will not have the liquidity to make, or be restricted by its secured lenders from making, interest payments due on July 1, 2003 on the Senior Subordinated Notes and/or the Discount Notes. Consequently, the Company has initiated discussions with the holder of the Discount Notes to explore alternatives and may seek to enter into similar discussions with one or more holders of the Subordinated Notes.

      If as a result of any failure by the Company to maintain compliance with the covenants in the debt agreements or to make the interest payments under such agreements, the Company, in absence of waivers or other agreements with its debt holders, will upon lapse on any grace periods be in default under its various agreements for borrowed money and will not be able to pay interest on the Discount Notes. To the extent the Company is in default under any of these obligations, the secured lenders may restrict the Company's ability to drawdown on the Revolving Credit Facility, thereby limiting the Company's ability to continue normal operations and/or the Company's creditors may seek to take actions adverse to the Company. In light of the foregoing, the Company has retained the investment banking firm of Petrie & Parkman & Co., Inc. to assist in the evaluation of the Company's financial options including waivers on covenant defaults, restructuring or other financial accommodations with its lenders or in the absence of such restructuring or accommodations, protection under bankruptcy law.

      On November 26, 2002, the Company completed the refinancing of the existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new Revolving Credit Facility and Term Loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. The Revolving Credit Facility provides for availability of up to $60.0 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. The eligible borrowing base may be decreased at the reasonable discretion of the lenders, decreasing the amount available under the Revolving Credit Facility. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the Company, based on LIBOR plus a margin based on excess availability under the line (currently at 2.5%) or the current prime rate. A new Term Loan of $55.0 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The Company is currently adding the 4% to the principal of the notes. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million of the Senior Subordinated Notes in the market. The Term Loan, Revolving Credit Facility, Discount Notes and Senior Subordinated Notes include certain restrictive covenants, which include, but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments, dividends, stock repurchases and sales of assets and subsidiary stock. A specific requirement under the Revolving Credit Facility exists relative to liquidity requirements. In each of the periods between June 1 and June 30 and between December 1 and December 31 of each year, the Company is required to maintain a net excess availability under the facility of at least $25.0 million.

      Beginning in January 2002, semiannual cash interest payments of $3.9 million were required under the $57.7 million 13 1/2% Discount Notes issued by Texas Petrochemical Holdings, Inc. As a stand-alone entity, Texas Petrochemical Holdings, Inc., does not maintain continuing operations that generate cash flows to meet these interest payments. Texas Petrochemicals LP generates substantially all operating cash flows for the Company. Texas Petrochemicals LP's ability to fund interest on the Discount Notes is limited by the terms of the Company's Senior Subordinated Notes, Term Loan and Revolving Credit Facility. On August 10, 2001, Texas Petrochemicals LP made a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. for scheduled interest payments on the Discount Notes. In January 2003, Texas Petrochemicals LP made a cash dividend of $2.3 million to the Company to provide sufficient additional cash for the semiannual interest payment of $3.9 million on the Discount Notes due in January 2003. Unless Texas Petrochemicals LP provides additional funding to the Company or additional capital is raised by the Company there will not be sufficient cash balances to fund the entire semiannual interest payment due in July 2003.

      A failure to make an interest payment on the Discount Notes within 30 days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of Texas Petrochemicals LP secure the obligations of the Company under the Discount Notes; however, such a default under the Discount Notes would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term Loan and Revolving Credit Facility would not be automatically accelerated; however, lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

      The Company's Senior Subordinated Notes, Revolving Credit Facility and Term Loan contain provisions that limit Texas Petrochemicals LP's ability to make restricted payments and advance funds to the Company, including advances for interest payments on the Discount Notes referred to above. The Senior Subordinated Notes require Texas Petrochemicals LP to maintain a 2.25 to 1.0 coverage of EBITDA, (as defined in the indenture), to interest expense, while the Term Loan also requires Texas Petrochemicals LP have $20.0 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Company. Based on its financial performance of the last twelve months, Texas Petrochemicals LP does not currently meet this required coverage ratio test to make restricted payments. If Texas Petrochemicals LP is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments pursuant to the Company's Tax Sharing Agreement, even if Texas Petrochemicals LP does not meet the coverage ratio test. Consequently, if Texas Petrochemicals LP decides to make payments to the Company (by dividend or otherwise) to provide the Company with funds for payment of the interest on the Discount Notes, such payments, with respect to the Senior Subordinated Notes, will have to be made pursuant to the Tax Sharing Agreement. In addition the ability to make any such payments requires the continued absence of any default, of which we can provide no assurance, under the Term Loan, the Revolving Credit Facility and the Senior Subordinated Notes and compliance with the Revolving Credit Facility's excess availability requirement.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of the parent from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been recorded as a contra account in stockholders' equity. Unearned shares represent shares purchased by the Trust that have not been allocated to participant's accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this note as a loan commitment in long-term debt and related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller finance note. The Company has historically provided the funds necessary to make the principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding and there can be no assurance that the Company will fund such payments in the future. The holder of the non-recourse note holds a security interest in the Company's undistributed common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the nine months ended March 31, 2003 and 2002 was $0.6 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants in the applicable plan year multiplied by the original cost basis of the shares. As of March 31, 2003 and 2002, 12,075 and 5,175, respectively, of these shares were earned and allocated to the plan participants. Based on the most recent appraised value (June 30, 2002) of the Company's shares, the fair value of the unearned shares at March 31, 2003 was $7.1 million.

      Until a public market has been developed for the Company's common stock, the participants of the ESOP have the option to put shares that have been distributed to them back to the plan sponsor at the current appraised value of the stock. Under the ESOP, distributions must begin within five years after the end of the plan year in which separation from employment occurred (except for persons who separated from employment on account of death, disability or were 65 years or older at the time of separation from employment, when distributions must begin within one year, rather than five years). Historically, the ESOP has commenced distribution within one year after the end of the plan year in which separation from employment for any reason occurred; however, there can be no assurance that the plan will continue to commence distributions within the historical time frame mentioned. Once a recipient receives a distribution from the ESOP, he may put the stock to the plan sponsor within 60 days of receiving the distribution from the ESOP to the plan sponsor, the plan sponsor can purchase the shares to be distributed at the current appraised value from the ESOP Trust, and the ESOP Trust will then distribute the cash to the employee. This is how distributions have been made under the ESOP to date. Prior to the end of fiscal year 2001, no distributions had been made under the ESOP. Beginning in fiscal year 2002, employees who had separated from employment prior to June 30, 2001 became eligible to receive a distribution. In April 2002, the Company paid $1.7 million to these former employees who were entitled to a distribution. The amount was reflected as a capital distribution from Texas Petrochemicals LP and a purchase of treasury shares by the Company. Effectively, the future funding of ESOP distributions on account of the put option is required to come from the Company. Unless waived, payment of these amounts is similarly required under the Company's senior bank lending agreements. At March 31, 2003, the put option was valued at $12.4 million based on the number of shares allocated and the most recent (June 30, 2002) appraised share value of $124 per share and is reflected on the financial statements of the Parent. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. In April 2003, the Company paid $0.7 million to qualifying former employees who were due distributions under the ESOP. This amount will be reflected as a reduction of partners' equity by Texas Petrochemicals LP and as a reduction of the put option by the Company.

CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies, productivity or environmental compliance. Capital expenditures for the nine months ended March 31, 2003 were $7.4 million. The Company expenses approximately $20.0 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures. The Company plans to spend between $8.0 million and $9.0 million in capital expenditures during the current fiscal year. This includes anticipated capital expenditures of less than $2.0 million related to compliance with SIP requirements (See Note 3 to Consolidated Financial Statements "Environmental Regulation").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes in the Company's market risk sensitive instruments during the nine months ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation or our disclosure controls and procedures pursuant to Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

      The forward-looking statements herein are only as of the date of this report. The Company disclaims any obligation to update these statements, and cautions against any undue reliance on them. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These expectations and assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. The Company is including the following discussion to inform its security holders of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection in forward-looking statements. Please see the risks relating to the Company's business described in more detail in the Company's Form 10-K for the year ended June 30, 2002 in Item 1. Business. These risks, contingencies and uncertainties include, among other matters, the following:

o     operating results could be harmed during economic or industry downturns;
o     potential phase out or ban on the use of MTBE in the U.S.;
o loss of a key customer could reduce cash flow, market share and profitability;
o     competitive pressures affecting the Company's market share;
o loss of senior management and key personnel could adversely affect the Company's financial performance;
o     environmental costs and other expenditures in excess of those projected;
o price volatility of raw material feedstocks can adversely affect financial results;
o the occurrence of unexpected manufacturing outages due to a dependence on a single facility;
o     the occurrence of unexpected product claims or regulations;
o substantial indebtedness could adversely affect the Company's ability to continue normal operations;
o     financial covenants that may restrict the Company's business strategies;
o failure to fulfill financial covenants contained in the Company's debt instruments; and
o     inability to repay debt.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        99.1  CEO Section 906 Certification
        99.2  CFO Section 906 Certification

(b)      Reports on Form 8-K

   On April 17, 2003, the Company filed a Form 8-K announcing a change of executive management and Chairman of the Board. As part of these changes, Bill W. Waycaster, the Company's former President and Chief Executive Officer, retired from the active management of the Company and resigned from the Board of Directors. In connection with his retirement, Mr. Waycaster entered into a separation agreement with the Company under which he will receive $38,500 per month for the next 18 months.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TEXAS PETROCHEMICAL HOLDINGS, INC.
                                           (Registrant)






Dated: May 15, 2003              By:  /s/   Carl S. Stutts
                                      -----------------------------------------
                                                 (Signature)
                                               Carl S. Stutts
                                      President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                     /s/  Carl S. Stutts
                                          -------------------------------------
                                          Carl S. Stutts
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                   /s/  Carl S. Stutts
                                        ---------------------------------------
                                        Carl S. Stutts
                                        President and Chief Executive Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBIT


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

    99.1                CEO Section 906 Certification
    99.2                CFO Section 906 Certification